Form 10-Q
period 1996-03-31
AMERICAN EAGLE GROUP INC
filed 1996-05-10
CIK 882800

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1996 or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the Transition period from ________________ to __________________

                         Commission file number 1-12922

                           AMERICAN EAGLE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                           Delaware                                           75-2100622
       (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
                        organization)

   12801 North Central Expressway, Suite 800, Dallas, Texas                      75243
           (Address of principal executive offices)                           (Zip Code)


      Registrant's telephone number, including area code (214) 448-1400

      -----------------------------------------------------------------

             (Former name, former address and former fiscal year,
                         if changed since last year.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes     X                            No
                 -----------                         -----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of April 30, 1996, the number of shares outstanding of each of the issuer's classes of common stock was as follows:

 Common Stock . . . . . . . .     7,050,098  shares,  par value $.01 per share



================================================================================

                           AMERICAN EAGLE GROUP, INC.
                               INDEX TO FORM 10-Q




                                                                                                   Page
                                                                                                   ----
    PART I.          FINANCIAL INFORMATION

                     Item 1.  Financial Statements

                          Condensed consolidated balance sheets as of
                              March 31, 1996 (unaudited) and
                              December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .          3

                          Condensed consolidated statements of operations
                              for the three months ended March 31, 1996
                              (unaudited) and March 31, 1995 (unaudited)  . . . . . . . . .          4

                          Condensed consolidated statements of cash flows
                              for the three months ended March 31, 1996
                              (unaudited) and March 31, 1995 (unaudited)  . . . . . . . . .          5

                          Notes to condensed consolidated financial
                              statements (unaudited)  . . . . . . . . . . . . . . . . . . .          6

                     Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations . . . . . . . . . .          7

    PART II.         OTHER INFORMATION

                     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .         10

    SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                            (Unaudited)
                                       ASSETS                                           December 31,          March 31,
                                                                                            1995                1996
                                                                                        ------------        -----------
 Cash and investments                                                                      $106,792           $ 87,880
 Accounts receivable                                                                         56,890             55,064
 Reinsurance recoverable, net                                                               101,125            101,158
 Deferred policy acquisition costs                                                           15,296             16,138
 Deferred reinsurance premiums                                                               19,829             17,941
 Other assets                                                                                18,337             19,021
                                                                                           --------           --------
                               Total assets                                                $318,269           $297,202
                                                                                           ========           ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
      Reserve for losses and loss adjustment expenses                                      $136,528           $139,892
      Unearned premiums                                                                      79,605             77,553
      Other policy liabilities                                                               20,196              4,194
      Agency payables to insurance companies                                                  1,736                438
      Note payable                                                                           11,250             11,250
      Accounts payable and other liabilities                                                 13,859             12,842
                                                                                           --------           --------
                               Total liabilities                                            263,174            246,169
                                                                                           --------           --------
 Commitments and contingent liabilities
 Series B Cumulative Preferred Stock, $.01 par value; 162,857 shares
      authorized, 162,857 shares issued and  outstanding                                      1,629              1,629
 Stockholders' equity:
      Common Stock, $.01 par value, 21,000,000 shares authorized, 7,124,180  shares
         issued                                                                                  71                 71
      Additional paid-in-capital                                                             45,532             45,540
      Unrealized apprec.(deprec.) on investment securities, net of deferred taxes             1,029                 15
      Retained earnings                                                                       6,921              3,865
      Less - 73,882 shares of common stock held in the treasury, at cost                        (87)               (87)
                                                                                           --------           --------
                               Total stockholders' equity                                    53,466             49,404
                                                                                           --------           --------
                               Total liabilities and stockholders' equity                  $318,269           $297,202
                                                                                           ========           ========

   The accompanying notes are an integral part of these financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED
                                  (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                         Three Months Ended
                                                                      March 31,        March 31,
                                                                        1995              1996
                                                                     ---------         ---------
 Revenues
     Earned premiums, net of reinsurance                               $20,649           $32,834
     Agency operations, net                                                251               (33)
     Investment income, net                                              1,344             1,403
     Realized investment gains, net                                          6               153
                                                                     ---------         ---------
                   Total revenues                                       22,250            34,357
                                                                     ---------         ---------
 Expenses
     Losses and loss adjustment expenses, net of
          reinsurance                                                   13,605            27,519
     Policy acquisition and other underwriting
          expenses                                                       6,953            10,758
     Interest expense                                                      240               250
                                                                     ---------         ---------
                    Total expenses                                      20,798            38,527
                                                                     ---------         ---------
 Income (loss) before income tax expense                                 1,452            (4,170)
 Income tax expense (benefit)                                              465            (1,418)
                                                                     ---------         ---------
 Net income (loss)                                                        $987           ($2,752)
                                                                     =========         =========
 Net income (loss) available for common stockholders (1)                  $963           ($2,776)
                                                                     =========         =========
 Weighted average number of common shares
     outstanding                                                     7,055,298         7,050,548
                                                                     =========         =========
 Net income (loss) per share of common stock (1)                         $0.14            ($0.39)

 (1) After deduction of preferred dividends



   The accompanying notes are an integral part of these financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                         March 31,           March 31,
                                                                                            1995                1996
                                                                                         ---------           ---------
Cash and cash equivalents derived from:

         Total provided by (used in) operating activities                                   $3,001            $(16,795)

         Investing activities-
               Net proceeds (purchases) of short-term investments                           (1,034)             24,730
               Purchases of fixed income securities                                         (3,672)            (14,587)
               Proceeds from sales of fixed income securities                                1,819               6,119
               Proceeds from maturities of fixed income securities                           2,249                 100
               Purchases of property and equipment                                            (257)               (325)
                                                                                         ---------           ---------
                              Total provided by (used in) investing activities                (895)             16,037
                                                                                         ---------           ---------
         Financing activities-
               Dividends paid on Series B and C Cumulative Preferred Stock                     (24)                (24)
               Dividends paid on common stock                                                 (212)               (282)
               Proceeds of note payable                                                      1,000               -----
               Increase in common stock outstanding                                             10               -----
                                                                                         ---------           ---------
                              Total provided by (used in) financing activities                 774                (306)
                                                                                         ---------           ---------
Net change in cash and cash equivalents                                                      2,880              (1,064)

Cash and cash equivalents, beginning of period                                               1,530               2,922
                                                                                         ---------           ---------
Cash and cash equivalents, end of period                                                    $4,410              $1,858
                                                                                         =========           =========




   The accompanying notes are an integral part of these financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED

                            MARCH 31, 1995 AND 1996
                                  (UNAUDITED)



    1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of the American Eagle Group, Inc. (the "Company") and subsidiaries for the three months ended March 31, 1996 and 1995 have been prepared in accordance with the instructions to the Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report.


    2.  CASH DIVIDENDS

    On February 23, 1996, the Company's Board of Directors approved a cash dividend of $0.04 per share of common stock, to be paid on April 19, 1996, to stockholders of record on April 5, 1996.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    FIRST QUARTER OF 1996 COMPARED TO THE FIRST QUARTER OF 1995


    Gross Premiums Produced

    Gross premiums produced for the first quarter of 1996 compared to the first quarter of 1995 were as follows (in millions):

                                                               FIRST QUARTER
                                                          1995              1996
                                                         ------            -----
    Gross premiums produced                               $41.6            $42.4
         For other companies                               (3.3)            (2.6)
         Assumed from other companies                       1.2              1.6
                                                          -----            -----
         Gross premiums written                            39.5             41.4
         Ceded premiums                                   (13.2)            (8.7)
                                                          -----            -----
              Net premiums written                        $26.3            $32.7
                                                          =====            =====


    Gross premiums produced increased 1.9% to $42.4 million for the first quarter of 1996 from $41.6 million in the first quarter of 1995. Of this increase, 1.5% was produced by the Aviation Division and 2.3% was produced by the Marine Division, while the Property & Casualty Division (the "P&C Division") had a decrease of 1.9%. The increases in the Aviation and Marine Divisions resulted primarily from an increase in policies inforce. The decrease in the P&C Division is due to the discontinued underwriting of the franchised auto dealer business late in 1995.

    The gross premiums produced for other companies decreased 23.2% to $2.6 million in the first quarter of 1996 from $3.3 million in the first quarter of 1995.

    The gross premiums assumed from other companies increased 27.5% to $1.6 million in the first quarter of 1996 from $1.2 million in the first quarter of 1995.

    Gross premiums written increased 4.8% to $41.4 million in the first quarter of 1996 from $39.5 million in the first quarter of 1995 as a result of the increase in gross premiums produced for the Company and its subsidiaries.

    Ceded premiums decreased 34.0% to $8.7 million in the first quarter of 1996, compared to $13.2 million in the first quarter of 1995. This decrease is primarily a result of a decline in business written in the airport segment that is placed with other companies under a facultative reinsurance agreement, and a decrease in ceded excess of loss premium rates for both Aviation and P&C Divisions under the terms of the 1995 reinsurance treaties.

    Net premiums written increased 24.3% to $32.7 million in the first three months of 1996, compared to $26.3 million in the first three months of 1995.

    Revenues

    Earned premiums, net of reinsurance, increased 59.0% to $32.8 million in the first quarter of 1996 from $20.6 million in the first quarter of 1995. Of this increase, 49.5% was related to the Aviation Division, 6.7% to the P&C Division, and 2.8% to the Marine Division. The higher rate of growth in earned premiums, net of reinsurance, in comparison to written premiums, net of reinsurance, is due to a higher rate of growth in written premiums in earlier quarters, which is now becoming earned premiums.

    Agency operations, net, decreased $0.28 million to a minimal loss in the first quarter of 1996 from a gain of $0.25 million in the first quarter of 1995.

    Investment income, net, increased 4.4% to $1.4 million in the first quarter of 1996 from $1.3 million in the first quarter of 1995. The net tax-effected investment yield on average invested assets for the first quarter of 1996 increased to 5.9% from 5.5% in the comparable quarter of 1995. Average invested assets decreased $2.8 million in the first quarter of 1996, compared to the first quarter of 1995, primarily as a result of cash flow used in operating activities, as discussed below.

    Realized investment gains, net, were insignificant in the first quarter of 1996 and 1995.

    Operating Expenses

    Losses and loss adjustment expenses, net of reinsurance, were 83.8% of earned premiums, net of reinsurance, in the first quarter of 1996, compared to 65.9% in the first quarter of 1995. The first quarter of 1996 results were largely driven by an increase in reported claims for the transportation portion of the P&C Division. In addition, weather-related losses in both the Aviation and P&C Divisions negatively affected the quarter's results, with catastrophe hail storm losses in Louisiana alone accounting for losses of $0.5 million, net of reinsurance. The first quarter of 1995 includes $0.5 million of flood losses in California. The Aviation Division loss ratio increased 5.0 percentage points to 71.3% in the first quarter 1996, from 66.3% in the first quarter of 1995, and the P&C Division loss ratio increased 55.1 percentage points to 120.3% in the first quarter of 1996, from 65.2% in the first quarter of 1995. The Marine Division loss ratio in the first quarter of 1996 was 49.1%.

    Policy acquisition and other underwriting expenses were 32.8% of earned premiums in the first quarter of 1996 and 33.7% of earned premiums in the first quarter of 1995. The decrease in the expense ratio results from the increase in earned premiums, net of reinsurance.

    The Company's combined ratio increased 17.0 percentage points to 116.6% in the first quarter of 1996 from 99.6% in the first quarter of 1995 as a result of the factors discussed above. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. Management believes that there has been a seasonality pattern in both the Aviation and P&C Divisions' loss ratio. Losses have historically been higher in the first half of the year and then declined in the second half, with the highest losses in the first quarter and the lowest losses in the fourth quarter. The Company believes that this pattern results primarily from weather-related factors which contribute to a higher loss frequency in the first two quarters of the year. The first quarter Aviation Division results are consistent with historical first quarter loss levels and with management's expectations for the quarter. In the P&C Division, higher levels of premiums are recorded in the second half of the year. Historically, the expense ratio has also been higher earlier in the year primarily as a result of the growth in earned premiums in the latter part of the year.

    Interest expense increased 4.2% to $0.25 million in the first quarter of 1996, from $0.24 million in the first quarter of 1995, due to an increase in the Company's note payable of $1.0 million.

    Income

    Income tax benefit was 34.0% of loss before tax benefit in the first quarter of 1996 and income tax expense was 32.0% of income before tax expense in the first quarter of 1995. The increase in the first quarter of 1996 tax rate is due, in part, to a decrease in tax-exempt interest income.

    The first quarter of 1996 net loss was ($2.8) million, as compared to net income of $1.0 million in the first quarter of 1995.

    Net income (loss) available for common stockholders in the first quarter of 1996 was ($2.8) million, or ($0.39) per share, as compared to net income of $1.0 million, or $0.14 per share, in the first quarter of 1995.


    LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated cash flow used by operations was $16.8 million in the first quarter of 1996, compared to cash flow provided by operations of $3.0 million in the first quarter of 1995. The majority of the funds used in the first three months of 1996 relate to the settlement of a large claim incurred during 1995, and the reduction of balances due reinsurers.

    PART II.     OTHER INFORMATION


    Item 6.      Exhibits and Reports on Form 8-K

    (a)          Exhibits

                 See Index to Exhibits attached hereto and incorporated herein by reference.

    (b)          Reports on Form 8-K

                 None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN EAGLE GROUP, INC.



Date:  May 10, 1996               By: /s/ M. Philip Guthrie
                                      ----------------------------------------
                                      M.  Philip Guthrie, Chairman of the
                                      Board and Chief Executive Officer



Date:  May 10, 1996               By: /s/ Richard M. Kurz
                                      ----------------------------------------
                                      Richard M. Kurz, Senior Vice President and
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
- - ------                                             -------
   4.1           --    Specimen Certificate for shares of Common Stock, $.01 par value, of American Eagle (Previously filed on May 11, 1994 with Registrant's Amendment No. 2 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
   4.2           --    Registration Rights Agreement, dated as of March 21, 1995, by and among American Eagle, Mason
                       Best and Nelson Hurst (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to
                       Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.1           --    American Eagle Group, Inc. 1991 Non-Qualified Stock Option Plan (Previously filed on February 18,
                       1994 with Registrant's Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.2           --    Amended and Restated P&C Stock Option Plan - Wise (Previously filed on February 18, 1994 with
                       Registrant's Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.3           --    Amended and Restated P&C Stock Option Plan - Hill (Previously filed on February 18, 1994 with
                       Registrant's Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.4           --    Amended and Restated P&C Stock Option Plan - Perkins (Previously filed on February 18, 1994 with
                       Registrant's Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.5           --    Amendment No. 1 to Amended and Restated P&C Stock Option Plan - Perkins, dated as of August 16,
                       1994, between American Eagle and J.B. Perkins (Previously filed on March 30, 1995 with
                       Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.6           --    American Eagle Group, Inc. 1994 Stock Incentive Plan (Previously filed on March 29, 1994 with
                       Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.7           --    American Eagle Group, Inc. 1994 Directors' Stock Option Plan, as amended.  (Previously filed on
                       November 11, 1995 with Registrant's Quarterly Report on Form 10-Q, File No. 1-12922, and
                       incorporated herein by reference.)
  10.8           --    American Eagle Group, Inc. 1994 Employee Restricted Stock Plan (Previously filed on March 29,
                       1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490,
                       and incorporated herein by reference).
  10.9           --    American Eagle Group, Inc. Employee Profit Sharing and Savings Plan (Previously filed on February
                       18, 1994 with Registrant's Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.10          --    American Eagle Group, Inc. Employee Stock Purchase Plan (Previously filed on March 30, 1995 with
                       Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference.
  10.11          --    Amended and Restated Credit Agreement dated as of December 29, 1994 (the "Restated Credit
                       Agreement"), among American Eagle, the Lenders and The First National Bank of Chicago, as Agent
                       (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-
                       12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
- - ------                                             -------
  10.12          --    Amendment to the Restated Credit Agreement dated as of February 23, 1996 by and between American
                       Eagle and The First National Bank of Chicago, individually and as agent.  (Previously filed on
                       March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.13          --    Employment Agreement, dated as of December 31, 1994, between American Eagle and M. Philip Guthrie
                       (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-
                       12922, and incorporated herein by reference).
  10.14          --    Employment Agreement, dated as of December 31, 1994, between American Eagle and George F. Cass
                       (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-
                       12922, and incorporated herein by reference).
  10.15          --    Employment Agreement, dated as of December 31, 1994, between AEIC and George C. Hill (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and
                       incorporated herein by reference).
  10.16          --    Employment Agreement, dated as of December 31, 1994, between AEIC and David O. Daniels
                       (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-
                       12922, and incorporated herein by reference).
  10.17          --    Employment Agreement, dated as of December 31, 1994, between American Eagle and Frederick G.
                       Anderson (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                       No. 1-12922, and incorporated herein by reference).
  10.18          --    Employment Agreement, dated as of December 31, 1994, between American Eagle and Richard M. Kurz
                       (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-
                       12922, and incorporated herein by reference).
  10.19          --    Employment Agreement, dated as of December 31, 1994, between American Eagle and Allen N. Walton
                       III (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-
                       12922, and incorporated herein by reference).
  10.20          --    Consulting Agreement, dated as of December 24, 1992, between American Eagle and Don D. Hutson
                       (Previously filed on February 18, 1994 with Registrant's Registration Statement on Form S-1, File
                       No. 33-75490, and incorporated herein by reference).
  10.21          --    Agreement dated as of February 15, 1991, between Luther King Capital Management Corporation and
                       AEIC (Previously filed on February 18, 1994 with Registrant's Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
  10.22          --    Investment Management Agreement, dated as of June 17, 1994, between American Eagle Insurance
                       Company and Aon Advisors, Inc. (Previously filed on March 30, 1995 with Registrant's Annual
                       Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
- - ------                                             -------
  10.23          --    Agreement for the Purchase of all of the Outstanding Capital Stock of Aviation Office of America,
                       Inc. and American Eagle Insurance Company dated as of May 7, 1986, among Folmar Corporation, Crum and Forster, Inc. and United States Fire Insurance Company (the "Purchase Agreement") (Previously
                       filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
  10.24          --    Amendment to Purchase Agreement dated as of June 6, 1987 (Previously filed on March 29, 1994 with
                       Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.25          --    Amendment to Purchase Agreement dated as of December 11, 1987 (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.26          --    General Aviation Variable Quota Share Treaty Reinsurance Agreement ARA #4158
                       1993 Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.27          --    General Aviation Hull Excess of Loss Reinsurance Agreement ARA #4076-1993 Final Placement Slip
                       (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.28          --    Hull Catastrophe Excess of Loss Reinsurance Agreement ARA #4077-1993 Final Placement Slip
                       (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.29          --    Hull Catastrophe Second Excess of Loss Reinsurance Agreement ARA #4112-1993 Final Placement Slip
                       (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.30          --    Hull Catastrophe Second Excess of Loss of Reinsurance Agreement ARA #4172-1993 Final Placement
                       Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration
                       Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.31          --    First Through Seventh General Aviation Liability Excess of Loss Reinsurance Agreement ARA #4155-
                       1993 Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.32          --    Sixth and Seventh General Aviation Liability Excess of Loss Reinsurance Agreement ARA #4156-1993
                       Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to
                       Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
- - ------                                             -------
  10.33          --    Fourth, Fifth, Sixth and Seventh General Aviation Liability Excess of Loss Reinsurance Agreement
                       ARA #4157-1993 Final Placement Slip (Previously filed on March 29, 1994 with Registrant's
                       Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.34          --    Seventh Liability Excess of Loss Run-Off Reinsurance Agreement ARA #4099-1993 Final Placement
                       Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration
                       Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.35          --    Seventh Liability Excess of Loss Run-Off Reinsurance Agreement ARA #4159-1993 Final Placement
                       Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration
                       Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.36          --    General Aviation Obligatory Hull Surplus Treaty Agreement ARA #4075-1992 Final Placement Slip
                       (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.37          --    General Aviation Obligatory Hull Surplus Reinsurance Agreement ARA #4075 (Previously filed on
                       March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No.
                       33-75490, and incorporated herein by reference).
  10.38          --    Interests and Liabilities Agreement attached to General Aviation Obligatory Hull Surplus
                       Reinsurance Agreement ARA #4075 (Previously filed on March 29, 1994 with Registrant's Amendment
                       No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.39          --    Hull Excess of Loss Agreement ARA #4076-1992 Final Placement Slip (Previously filed on March 29,
                       1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490,
                       and incorporated herein by reference).
  10.40          --    General Aviation Obligatory Hull Excess of Loss Reinsurance Agreement ARA #4076 (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File
                       No. 33-75490, and incorporated herein by reference).
  10.41          --    Interests and Liabilities Agreement attached to General Aviation Hull Excess of Loss Reinsurance
                       Agreement ARA #4076 (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to
                       Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.42          --    Hull Catastrophe Excess of Loss Agreement ARA #4077-1992 Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File
                       No. 33-75490, and incorporated herein by reference).
  10.43          --    General Aviation Obligatory Hull Catastrophe Excess of Loss Reinsurance Agreement ARA #4077
                       (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                                          EXHIBIT
 ------                                          -------
  10.44          --    Hull Catastrophe Second Excess of Loss Agreement ARA #4112-1992 Final Placement Slip (Previously
                       filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
  10.45          --    General Aviation Obligatory Hull Catastrophe Second Excess of Loss Reinsurance Agreement ARA
                       #4112 (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration
                       Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.46          --    Interests and Liabilities Agreement attached to General Aviation Obligator Hull Catastrophe
                       Second Excess of Loss Agreement ARA #4112 (Previously filed on March 29, 1994 with Registrant's
                       Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.47          --    First Through Second Liability Excess of Loss Agreement ARA #4078-1992 Final Placement Slip
                       (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.48          --    First Through Second Liability Excess of Loss Agreement ARA #4078 (Previously filed on March 29,
                       1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490,
                       and incorporated herein by reference).
  10.49          --    Interests and Liabilities Agreement attached to General Aviation Liability Excess of Loss
                       Reinsurance Agreement ARA #4078 (Previously filed on March 29, 1994 with Registrant's Amendment
                       No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.50          --    Fourth Liability Excess of Loss Agreement ARA #4100-1992 Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File
                       No. 33-75490, and incorporated herein by reference).
  10.51          --    Fourth General Aviation Liability Excess of Loss Agreement ARA #4100 (Previously filed on March
                       29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-
                       75490, and incorporated herein by reference).
  10.52          --    Interests and Liabilities Agreement attached to Fourth General Aviation Liability Excess of Loss
                       Agreement ARA #4100 (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to
                       Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.53          --    Fourth Liability Excess of Loss Agreement ARA #4096-1992 Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File
                       No. 33-75490, and incorporated herein by reference).
  10.54          --    Fourth General Aviation Liability Excess of Loss Reinsurance Agreement ARA #4096 (Previously
                       filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
- - ------                    -------
  10.55          --    Interests and Liabilities Agreement attached to Fourth General Aviation Liabilityxcess of Loss
                       Agreement ARA #4096 (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to
                       Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.56          --    Special Fourth Liability Excess of Loss Agreement ARA #4097-1992 Final Placement Slip (Previously
                       filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
  10.57          --    Fourth General Aviation Liability Excess of Loss Reinsurance Agreement ARA #4097 (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File
                       No. 33-75490, and incorporated herein by reference).
  10.58          --    Fifth and Sixth Liability Excess of Loss Agreement ARA #4101-1992 Final Placement Slip (Previously
                       filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
  10.59          --    General Aviation Liability Excess of Loss Agreement ARA #4101 (Fifth and Sixth Layers) (Previously
                       filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
  10.60          --    Interests and Liabilities Agreement attached to General Aviation Liability Excess of Loss
                       Agreement ARA #4101 (Fifth and Sixth Layers) (Previously filed on March 29, 1994 with Registrant's
                       Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.61          --    Fifth and Sixth Liability Excess of Loss Agreement ARA #4098-1992 Final Placement Slip (Previously
                       filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
  10.62          --    General Aviation Liability Excess of Loss Reinsurance Agreement ARA #4098 (Fifth and Sixth Layers)
                       (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on
                       Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.63          --    Seventh Liability Excess of Loss Agreement ARA #4099-1992 Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File
                       No. 33-75490, and incorporated herein by reference).
  10.64          --    Seventh General Aviation Liability Excess of Loss Agreement ARA #4099 (Previously filed on March
                       29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-
                       75490, and incorporated herein by reference).
  10.65          --    Interests and Liabilities Agreement attached to Seventh General Aviation Liability Excess of Loss
                       Reinsurance Agreement #4099 (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
- - ------                    -------
  10.66          --    Casualty First and Second Excess of Loss Reinsurance Agreement ARA #4038 Final Placement Slip
                       (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on
                       Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.67          --    Casualty Cessions Agreement ARA #4103 Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.68          --    Property First and Second Excess of Loss Reinsurance Agreement ARA #4039 Final Placement Slip
                       (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on
                       Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.69          --    Two-Layer Property Catastrophe Excess of Loss Agreement ARA #4068-94-1995 Final Placement Slip
                       (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on
                       Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.70          --    Property/Casualty Single Location Clash Excess of Loss Reinsurance Agreement ARA #4093-94-1995
                       Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to
                       Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.71          --    Casualty First Excess of Loss Agreement Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.72          --    Casualty Second Excess of Loss Agreement Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.73          --    Casualty Cessions Agreement ARA #4103 Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.74          --    Casualty Excess Cessions Reinsurance Agreement ARA #4103 (Previously filed on March 29, 1994 with
                       Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.75          --    Interests and Liabilities Agreement attached to Casualty Cessions Agreement ARA #4103 (Previously
                       filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
  10.76          --    Property First Excess of Loss Agreement Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
- - ------                                             -------
  10.77          --   Property Second Excess of Loss Agreement Final Placement Slip (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                      incorporated herein by reference).
  10.78          --   Two-Layer Property Catastrophe Excess of Loss Agreement ARA #4068-93 (Previously filed on March
                      29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-
                      75490, and incorporated herein by reference).
  10.79          --   First and Second Property Catastrophe Excess of Loss Agreement ARA #4068-93 (Previously filed on
                      March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No.
                      33-75490, and incorporated herein by reference).
  10.80          --   Interests and Liabilities Agreement attached to First and Second Property Catastrophe Excess of
                      Loss Reinsurance Agreement #4068-93 (Previously filed on March 29, 1994 with Registrant's
                      Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.81          --   Property/Casualty Single Location Clash Excess of Loss Reinsurance Agreement Final Placement Slip
                      (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on
                      Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.82          --   Property/Casualty Single Location Clash Excess of Loss Reinsurance Agreement ARA #4093-93
                      (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on
                      Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.83          --   First through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement AR #4222 1994
                      Final Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form
                      10-K, File No. 1-12922, and incorporated herein by reference).
  10.84          --   Casualty First and Second Excess of Loss Reinsurance Agreement AR #4038-94 1994 Final Placement
                      Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-
                      12922, and incorporated herein by reference).
  10.85          --   Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR #4221 1994
                      Final Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form
                      10-K, File No. 1-12922, and incorporated herein by reference).
  10.86          --   General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR #4227 1994 Final
                      Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K,
                      File No. 1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
- - ------                    -------
  10.87          --    First Through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement AR #4222 1995
                       Final Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by reference).
  10.88          --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR #4221 1995
                       Final Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by reference).
  10.89          --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR #4227 1995 Final
                       Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K,
                       File No. 1-12922, and incorporated herein by reference).
  10.90          --    First and Second Property Excess of Loss Reinsurance Agreement--ARA #4039-91 (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with Registrant's Annual
                       Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.91          --    First and Second Casualty Excess of Loss Reinsurance Agreement--ARA #4038-91 (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with Registrant's Annual
                       Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.92          --    Casualty First and Second Excess of Loss Reinsurance Agreement--AR #4038-95 (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.93          --    First and Second Casualty Excess of Loss Reinsurance Agreement--AR #4038-95 (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.94          --    General Aviation Hill Special Underlying Excess of Loss Reinsurance Agreement--AR #4227-94
                       (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with
                       Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.95          --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4221-94
                       (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with
                       Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
    10.96        --    First Through Fifth General Aviation Liability
                       Excess of Loss Reinsurance Agreement--AR #4222-94 (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File
                       No. 1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
- - ------                    -------
10.97            --  Amendment to the Restated Credit Agreement, as amended, dated as of March 18, 1996, by and between
                     American Eagle and The First National Bank of Chicago, individually and as Agent (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
10.98            --  Amendment to the Restated Credit Agreement, as amended, dated as of May 3, 1996, by and between American Eagle and The First National Bank of Chicago, individually and as Agent.
27               --  Financial Data Schedule