Form 10-Q
period 1996-06-30
AMERICAN EAGLE GROUP INC
filed 1996-08-13
CIK 882800

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
(Mark One)

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1996 or

[   ]    Transition report pursuant to section 13 or 15(d) of the
         Securities Exchange Act of 1934 For the Transition period from to
         ------------------    ---------------------

                         Commission file number 1-12922

                           AMERICAN EAGLE GROUP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    75-2100622
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

12801 North Central Expressway, Suite 800, Dallas, Texas                75243
     (Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code (214) 448-1400

- --------------------------------------------------------------------------------

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

       Yes     X                                            No
           ----------                                          ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
         As of August 8, 1996, the number of shares outstanding of each of the issuer's classes of common stock was as follows:

     Common Stock .......... 7,049,398 shares, par value $.01 per share


================================================================================

                           AMERICAN EAGLE GROUP, INC.
                               INDEX TO FORM 10-Q




                                                                                                   Page
                                                                                                   ----
    PART I.          FINANCIAL INFORMATION

                     Item 1.  Financial Statements

                          Condensed consolidated balance sheets as of
                              June 30, 1996 (unaudited) and
                              December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .          3

                          Condensed consolidated statements of operations
                              for the periods ended June 30, 1996
                              (unaudited) and June 30, 1995 (unaudited) . . . . . . . . . .          4

                          Condensed consolidated statements of cash flows
                              for the periods ended June 30, 1996
                              (unaudited) and June 30, 1995 (unaudited) . . . . . . . . . .          5

                          Notes to condensed consolidated financial
                              statements (unaudited)  . . . . . . . . . . . . . . . . . . .          6

                     Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations . . . . . . . . . .          7

    PART II.         OTHER INFORMATION

                     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .         10

    SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11


                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                            (Unaudited)
                                       ASSETS                                            December 31,         June 30,
                                                                                             1995               1996
                                                                                         ------------       -----------
 Cash and investments                                                                      $106,792           $ 82,578
 Accounts receivable                                                                         56,890             54,896
 Reinsurance recoverable, net                                                               101,125             95,904
 Deferred policy acquisition costs                                                           15,296             14,701
 Deferred reinsurance premiums                                                               19,829             16,090
 Other assets                                                                                18,337             16,437
                                                                                           --------           --------
                               Total assets                                                $318,269           $280,606
                                                                                           ========           ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
      Reserve for losses and loss adjustment expenses                                      $136,528           $129,800
      Unearned premiums                                                                      79,605             69,865
      Other policy liabilities                                                               20,196              3,689
      Agency payables to insurance companies, net                                             1,736              1,359
      Note payable                                                                           11,250             13,250
      Accounts payable and other liabilities                                                 13,859             12,798
                                                                                           --------           --------
                               Total liabilities                                            263,174            230,761
                                                                                           --------           --------
 Commitments and contingent liabilities
 Series B Cumulative Preferred Stock, $.01 par value; 162,857 shares
      authorized, 162,857 shares issued and  outstanding                                      1,629              1,629
 Stockholders' equity:
      Common Stock, $.01 par value, 21,000,000 shares authorized,
          7,123,380  shares issued                                                               71                 71
      Additional paid-in-capital                                                             45,532             45,548
      Unrealized apprec.(deprec.) on investment securities, net of deferred taxes             1,029               (317)
      Retained earnings                                                                       6,921              3,001
      Less - 73,882 shares of common stock held in the treasury, at cost                        (87)               (87)
                                                                                           --------           --------
                               Total stockholders' equity                                    53,466             48,216
                                                                                           --------           --------
                               Total liabilities and stockholders' equity                  $318,269           $280,606
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

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED
                                 (UNAUDITED)
                       (IN THOUSANDS EXCEPT SHARE DATA)



                                                                   Three Months Ended              Six Months Ended

                                                              June 30,         June 30,         June 30,       June 30,
                                                                1995             1996             1995           1996
                                                             ----------       ----------        ---------     ----------
 Revenues
     Earned premiums, net of reinsurance                     $   24,595       $   33,497        $  45,244     $   66,331
     Agency operations, net                                          41              (20)             292            (53)
     Investment income, net                                       1,466            1,044            2,810          2,447
     Realized investment gains (losses), net                          0              (55)               6             98
                                                             ----------       ----------        ---------     ----------
                   Total revenues                                26,102           34,466           48,352         68,823
                                                             ----------       ----------        ---------     ----------
 Expenses
     Losses and loss adjustment expenses, net of
          reinsurance                                            15,642           21,140           29,247         48,659
     Policy acquisition and other underwriting
          expenses                                                7,552           13,716           14,505         24,474
     Interest expense                                               237              285              477            535
                                                             ----------       ----------        ---------     ----------
                    Total expenses                               23,431           35,141           44,229         73,668
                                                             ----------       ----------        ---------     ----------
 Income (loss) before income tax expense                          2,671             (675)           4,123         (4,845)
 Income tax expense (benefit)                                       815             (119)           1,280         (1,537)
                                                             ----------       ----------        ---------     ----------
 Net income (loss)                                           $    1,856       $     (556)       $   2,843     $   (3,308)
                                                             ==========       ==========        =========     ==========

 Net income (loss) available for common stockholders (1)     $    1,831       $     (580)       $   2,794     $   (3,357)
                                                             ==========       ==========        =========     ==========
 Weighted average number of common shares
     outstanding                                              7,053,998        7,049,898        7,054,498      7,050,098
                                                             ==========       ==========        =========     ==========
 Net income (loss) per share of common stock (1)             $     0.26       $    (0.08)       $    0.40     $    (0.48)

(1) After deduction of preferred dividends



   The accompanying notes are an integral part of these financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                                  June 30,             June 30,
                                                                                                    1995                 1996
                                                                                                   --------             --------
 Cash and cash equivalents derived from:

          Total provided by (used in) operating activities                                         $    544             $(22,637)

          Investing activities-
                Net proceeds (purchases) of short-term investments                                    9,748               26,688
                Purchases of fixed income securities                                                (13,297)             (22,677)
                Proceeds from sales of fixed income securities                                        2,969               16,468
                Proceeds from maturities of fixed income securities                                   2,249                1,710
                Purchases of property and equipment                                                    (624)                (849)
                                                                                                   --------             --------
                               Total provided by investing activities                                 1,045               21,340
                                                                                                   --------             --------

          Financing activities-
                Dividends paid on Series B and C Cumulative Preferred Stock                             (49)                 (49)
                Dividends paid on common stock                                                         (423)                (564)
                Proceeds of note payable                                                              2,000                2,000
                Increase in common stock outstanding                                                     16                -----
                                                                                                   --------             --------
                               Total provided by financing activities                                 1,544                1,387
                                                                                                   --------             --------
 Net change in cash and cash equivalents                                                              3,133                   90

 Cash and cash equivalents, beginning of period                                                       1,530                2,922
                                                                                                   --------             --------
 Cash and cash equivalents, end of period                                                          $  4,663             $  3,012
                                                                                                   ========             ========




   The accompanying notes are an integral part of these financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED

                             JUNE 30, 1995 AND 1996
                                  (UNAUDITED)



    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of the American Eagle Group, Inc. (the "Company") and subsidiaries for the periods ended June 30, 1996 and 1995 have been prepared in accordance with the instructions to the Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    SECOND QUARTER OF 1996 COMPARED TO THE SECOND QUARTER OF 1995


    Gross Premiums Produced

    Gross premiums produced for the second quarter of 1996 compared to the second quarter of 1995 were as follows (in millions):

                                                                 SECOND QUARTER
                                                              1995          1996
                                                             -----          -----
       Gross premiums produced                               $49.1          $41.3
            For other companies                               (4.2)          (3.4)
            Assumed from other companies                       1.9            2.7
                                                             -----          -----
            Gross premiums written                            46.8           40.6
            Ceded premiums                                   (14.6)         (12.8)
                                                             -----          -----
                 Net premiums written                        $32.2          $27.8
                                                             =====          =====


    Gross premiums produced decreased 15.8% to $41.3 million for the second quarter of 1996 from $49.1 million in the second quarter of 1995. Of this decrease, 10.9% was in the Aviation Division and 7.6% was in the Property & Casualty Division (the "P&C Division"), while the Marine Division had an increase of 2.7%. The decreases in the Aviation and P&C Divisions resulted primarily from actions taken during 1995 and the first six months of 1996 to eliminate unprofitable segments of the operations. The increase in the Marine Division is due to an increase in policies in force.

    The gross premiums produced for other companies decreased 18.2% to $3.4 million in the second quarter of 1996 from $4.2 million in the second quarter of 1995. This decrease is primarily a result of a decline in the airport segment in which certain coverages are placed with other companies in the excess and surplus lines market.

    The gross premiums assumed from other companies increased 39.3% to $2.7 million in the second quarter of 1996 from $1.9 million in the second quarter of 1995 primarily as a result of increased use of other companies' policies, where insureds require policies issued by companies with an A.M. Best rating of "A-" or better.

    Gross premiums written decreased 13.4% to $40.6 million in the second quarter of 1996 from $46.8 million in the second quarter of 1995 as a result of the decrease in gross premiums produced.

    Ceded premiums decreased 12.3% to $12.8 million in the second quarter of 1996, compared to $14.6 million in the second quarter of 1995. This decrease is primarily a result of a decline in business written in the airport segment that is reinsured with other companies under a facultative reinsurance agreement, and a decrease in ceded excess of loss reinsurance premiums for both Aviation and P&C Divisions.

    Net premiums written decreased 13.8% to $27.8 million in the second quarter of 1996, compared to $32.2 million in the second quarter of 1995.

    Revenues

    Earned premiums, net of reinsurance, increased 36.2% to $33.5 million in the second quarter of 1996 from $24.6 million in the second quarter of 1995. Of this increase, 26.6% was related to the Aviation Division, 3.9% to the P&C Division, and 5.7% to the Marine Division. The growth in earned premiums, net of reinsurance, in comparison to the decline in net premiums written, is due to a higher level of written premiums in earlier quarters, which is now becoming earned premiums.

    Agency operations, net, decreased to a minimal loss in the second quarter of 1996 from a minimal gain in the second quarter of 1995.

    Investment income, net, decreased 28.8% to $1.0 million in the second quarter of 1996 from $1.5 million in the second quarter of 1995. The net tax-effected investment yield on average invested assets for the second quarter of 1996 decreased to 5.2% from 6.3% in the comparable quarter of 1995. This decrease is the result of the general market decline in investment yields for fixed maturities. Average invested assets decreased $16.8 million in the second quarter of 1996, compared to the second quarter of 1995, primarily as a result of cash flow used in operating activities, as discussed below.

    Realized investment gains (losses), net, were insignificant in the second quarter of 1996 and 1995.

    Operating Expenses

    Losses and loss adjustment expenses, net of reinsurance, were 63.1% of earned premiums, net of reinsurance, in the second quarter of 1996, compared to 63.6% in the second quarter of 1995. The second quarter of 1996 results were largely driven by the continued improvement in the underwriting results of the Aviation Division as a result of previous underwriting actions in the under-performing segments of the commercial aviation line of business. Second quarter results were negatively affected by a continued high level of reported claims for the transportation segment of the P&C Division. The Aviation Division loss ratio decreased 9.7 percentage points to 53.3% in the second quarter 1996, from 63.0% in the second quarter of 1995, and the P&C Division loss ratio increased 22.5 percentage points to 88.1% in the second quarter of 1996, from 65.6% in the second quarter of 1995. The Marine Division loss ratio in the second quarter of 1996 was 47.2%.

    Policy acquisition and other underwriting expenses were 40.9% of earned premiums in the second quarter of 1996 and 30.7% of earned premiums in the second quarter of 1995. The increase in the expense ratio in the second quarter of 1996 results from the increased amortization of previously deferred acquisition costs due to the decline in the level of net premiums written in the second quarter of 1996 compared to the second quarter of 1995.

    The Company's combined ratio increased 9.7 percentage points to 104.0% in the second quarter of 1996 from 94.3% in the second quarter of 1995 as a result of the factors discussed above. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income.

    Interest expense increased 20.3% to $0.29 million in the second quarter of 1996, from $0.24 million in the second quarter of 1995, due primarily to an increase in the Company's note payable of $2.0 million.

    Income

    The income tax benefit was 17.6% of loss before tax benefit in the second quarter of 1996 and income tax expense was 30.5% of income before tax expense in the second quarter of 1995. The decrease in the effective tax rate in the second quarter of 1996 is due, in part, to adjusting the year-end estimated tax provision to equal the actual filed 1995 federal income tax return.

    The second quarter of 1996 net loss was $0.6 million, as compared to net income of $1.9 million in the second quarter of 1995.

    Net income (loss) available for common stockholders in the second quarter of 1996 was ($0.6) million, or ($0.08) per share, as compared to net income of $1.8 million, or $0.26 per share, in the second quarter of 1995.

    FIRST SIX MONTHS OF 1996 COMPARED TO THE FIRST SIX MONTHS OF 1995

    Gross Premiums Produced

    Gross premiums produced for the first six months of 1996 as compared to the first six months of 1995 were as follows (in millions):

                                                        FIRST SIX MONTHS
                                                      1995           1996
                                                     -----           -----
     Gross premiums produced                        $ 90.7          $ 83.7
           For other companies                        (7.6)           (6.0)
           Assumed from other companies                3.1             4.2
                                                    ------          ------
           Gross premiums written                     86.2            81.9
           Ceded premiums                            (27.7)          (21.5)
                                                    ------          ------
                 Net premiums written               $ 58.5          $ 60.4
                                                    ======          ======

     Gross premiums produced decreased 7.7% to $83.7 million for the first six months of 1996 from $90.7 million in the first six months of 1995. Of this decrease, 5.3% was in the Aviation Division, and 5.0% was in the P&C Division. The Marine Division gross premium produced increased 2.6%. The decreases in the Aviation and P&C Divisions' gross premiums produced result primarily from actions taken during 1995 and the first six months of 1996 to eliminate unprofitable segments of the operations. The increase in the Marine Division is due to an increase in policies in force.

     The gross premiums produced for other companies decreased 20.4% to $6.0 million in the first six months of 1996 from $7.6 million in the first six months of 1995. This decrease is primarily a result of a decline in the airport segment, in which certain coverages are placed with other companies in the excess and surplus lines market.

     The gross premiums assumed from other companies increased 34.7% to $4.2 million in the first six months of 1996 from $3.1 million in the first six months of 1995 primarily as a result of the increased use of other companies' policies, where insureds require policies issued by companies with an A.M. Best rating of "A-" or better.

     Gross premiums written decreased 5.1% to $81.9 million in the first six months of 1996 from $86.3 million in the first six months of 1995 primarily as a result of the decrease in gross premiums produced.

     Ceded premiums decreased 22.6% to $21.5 million in the first six months of 1996, compared to $27.8 million in the first six months of 1995. This decrease is a result of a decline in business written in the airport segment that is reinsured with other companies under a facultative reinsurance agreement and a decrease in ceded excess of loss reinsurance premiums for both Aviation and P&C Divisions.

    Net premiums written increased 3.3% to $60.4 million in the first six months of 1996, compared to $58.5 million in the first six months of 1995, as a result of the decrease in ceded premiums.


    Revenues

    Earned premiums, net of reinsurance, increased 46.6% to $66.3 million in the first six months of 1996 from $45.2 million in the first six months of 1995. Of this increase, 37.1% was related to the Aviation Division, 3.4% to the Marine Division, and 6.1% to the P&C Division. The growth in earned premiums, net of reinsurance, in comparison to the decline in net written premiums, is due to a higher level of written premiums in earlier quarters, which is now becoming earned premiums.

    Agency operations, net, decreased 118.2% to a minimal loss in the first six months of 1996 from a gain of $0.3 million in the first six months of 1995.

    Investment income, net, decreased 12.9% to $2.4 million in the first six months of 1996 from $2.8 million in the first six months of 1995. The net tax-effected investment yield on average invested assets for the first six months of 1996 decreased to 5.7% from 6.1% for the comparable period in 1995. This decrease was a result of a decrease of $6.8 million in average invested assets in the first six months of 1996 compared to the first six months of 1995 and a general market decline in investment yields for fixed maturities.

    Realized investment gains, net, were insignificant in the first six months of 1996 and 1995.


    Operating Expenses

    Losses and loss adjustment expenses, net of reinsurance, were 73.4% of earned premiums, net of reinsurance, in the first six months of 1996, compared to 64.6% in the first six months of 1995. The Aviation Division loss ratio decreased 2.0 percentage points to 62.5% in the first six months 1996, from 64.5% in the first six months of 1995, and the P&C Division loss ratio increased 37.9 percentage points to 103.3% in the first six months of 1996 from 65.4% in the first six months of 1995. The increase in the P&C Division loss ratio is driven by a high level of reported claims for the transportation segment of the P&C Division. The Marine Division loss ratio for the first six months of 1996 was 47.9%.

    Policy acquisition and other underwriting expenses were 36.9% of earned premiums in the first six months of 1996 and 32.1% of earned premiums in the first six months of 1995. The increase in the expense ratio in the first six months of 1996 results from the increased amortization of previously deferred policy acquisition costs due to the decline in the level of net premiums written in the first six months of 1996, compared to 1995.

    The Company's combined ratio increased 13.6 percentage points to 110.3% in the first six months of 1996 from 96.7% in the first six months of 1995 as a result of the factors discussed above. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income.

    Interest expense increased 12.2% to $0.54 million in the first six months of 1996 from $0.48 million in the first six months of 1995 due primarily to an increase in the Company's note payable of $2.0 million.


    Income

    The income tax benefit was 31.7% of loss before tax benefit in the first six months of 1996, and income tax expense was 31.0% of income before tax expense in the first six months of 1995.

    Net loss for the first six months of 1996 was $3.3 million, compared to net income of $2.8 million in the first six months of 1995. The decrease resulted from the factors discussed above. Operating income (loss), defined as net income (loss) less net realized investment gains or losses, net of the associated income tax effect, was a loss of $3.4 million in the first six months of 1996, compared to income of $2.8 million in the first six months of 1995.

    Net income (loss) available for common stockholders was ($3.4) million, or ($0.48) per share in the first six months of 1996, compared to $2.8 million, or $0.40 per share, in the first six months of 1995.


    LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated cash flow used in operations was $22.6 million in the first six months of 1996, compared to cash flow provided by operations of $0.5 million in the first six months of 1995. The funds used in the first six months of 1996 relate to the settlement of a large claim incurred in 1995 and the payment of retrospectively rated reinsurance premiums.

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


                                AMERICAN EAGLE GROUP, INC.



Date:  August 12, 1996          By: /s/ M. Philip Guthrie
- ----------------------             ---------------------------------------------
                                M. Philip Guthrie, Chairman of the Board and
                                Chief Executive Officer



Date:  August 12, 1996          By: /s/ Richard M. Kurz
- ----------------------             ---------------------------------------------
                                Richard M. Kurz, Senior Vice President and
                                Chief Financial Officer (Principal Financial and
                                Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
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

EXHIBIT
NUMBER                                             EXHIBIT
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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
- ------                                             -------
  10.24          --    Amendment to Purchase Agreement dated as of June 6, 1987 (Previously filed on March 29, 1994 with
                       Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.25          --    Amendment to Purchase Agreement dated as of December 11, 1987 (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.26          --    First through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement AR #4222 1994
                       Final Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by reference).
  10.27          --    Casualty First and Second Excess of Loss Reinsurance Agreement AR #4038-94 1994 Final Placement
                       Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No.
                       1-12922, and incorporated herein by reference).
  10.28          --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR #4221 1994
                       Final Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by reference).
  10.29          --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR #4227 1994 Final
                       Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K,
                       File No. 1-12922, and incorporated herein by reference).
  10.30          --    First Through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement AR #4222 1995
                       Final Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by reference).
  10.31          --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR #4221 1995
                       Final Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by reference).
  10.32          --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR #4227 1995 Final
                       Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K,
                       File No. 1-12922, and incorporated herein by reference).
  10.33          --    First and Second Property Excess of Loss Reinsurance Agreement--ARA #4039-91 (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with Registrant's Annual
                       Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.34          --    First and Second Casualty Excess of Loss Reinsurance Agreement--ARA #4038-91 (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with Registrant's Annual
                       Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
- ------                    -------
  10.35          --    Casualty First and Second Excess of Loss Reinsurance Agreement--AR #4038-95 (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.36          --    First and Second Casualty Excess of Loss Reinsurance Agreement--AR #4038-95 (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.37          --    General Aviation Hill Special Underlying Excess of Loss Reinsurance Agreement--AR #4227-94
                       (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with
                       Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.38          --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4221-94
                       (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with
                       Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.39          --    First Through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4222-94
                       (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with
                       Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.40          --    Amendment to the Restated Credit Agreement, as amended, dated as of March 18, 1996, by and between American Eagle and The First National Bank of Chicago, individually and as Agent
                       (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-
                       12922, and incorporated herein by reference).
  10.41          --    Amendment to the Restated Credit Agreement, as amended, dated as of May 3, 1996, by and between American Eagle and The First National Bank of Chicago, individually and as Agent
                       (Previously filed on May 10, 1996 with Registrant's Report on Form 10-Q for the period ended
                       March 31, 1996, File No. 1-12922, and incorporated herein by reference).
  27             --    Financial Data Schedule.
