Form 10-Q
period 1996-09-30
AMERICAN EAGLE GROUP INC
filed 1996-11-14
CIK 882800

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1996 or

[   ]    Transition report pursuant to section 13 or 15(d) of the
         Securities Exchange Act of 1934
         For the Transition period from ______________to _________________

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
                    Yes     X               No
                          ------               -------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of November 8, 1996, the number of shares outstanding of each of the issuer's classes of common stock was as follows:

 Common Stock . . . . . . . . . .  7,047,398 shares,  par value $.01 per share

--------------------------------------------------------------------------------

                         AMERICAN EAGLE GROUP, INC.
                             INDEX TO FORM 10-Q

                                                                                                Page
                                                                                                ----
PART I.          FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                      Condensed consolidated balance sheets as of
                          September 30, 1996 (unaudited) and
                          December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .          3

                      Condensed consolidated statements of income
                          for the periods ended September 30, 1996
                          (unaudited) and September 30, 1995 (unaudited)  . . . . . . .          4

                      Condensed consolidated statements of cash flows
                          for the periods ended September 30, 1996
                          (unaudited) and September 30, 1995 (unaudited)  . . . . . . .          5

                      Notes to condensed consolidated financial
                          statements (unaudited)  . . . . . . . . . . . . . . . . . . .          6

                 Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations . . . . . . . . . .          7

PART II.         OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .         15

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                                           (Unaudited)
                                       ASSETS                                           December 31,      September 30,
                                                                                            1995               1996
                                                                                          --------           --------
Cash and investments                                                                      $106,792           $ 69,178
Accounts receivable                                                                         56,890             55,229
Reinsurance recoverable, net                                                               101,125             87,670
Deferred policy acquisition costs                                                           15,296             14,670
Deferred reinsurance premiums                                                               29,355             22,594
Other assets                                                                                18,337             15,969
                                                                                          --------           --------
                              Total assets                                                $327,795           $265,310
                                                                                          ========           ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Reserve for losses and loss adjustment expenses                                      $136,528           $123,203
     Unearned premiums                                                                      79,605             65,996
     Other policy liabilities                                                               29,722              1,180
     Agency payables to insurance companies, net                                             1,736                751
     Note payable                                                                           11,250             13,250
     Accounts payable and other liabilities                                                 13,859             12,195
                                                                                          --------           --------
                              Total liabilities                                            272,700            216,575
                                                                                          --------           --------
Commitments and contingent liabilities
Series B Cumulative Preferred Stock, $.01 par value; 162,857 shares
     authorized, 162,857 shares issued and  outstanding                                      1,629              1,629
Stockholders' equity:
     Common Stock, $.01 par value, 21,000,000 shares authorized, 7,121,380 shares
        issued                                                                                  71                 71
     Additional paid-in-capital                                                             45,532             45,555
     Unrealized apprec.(deprec.) on investment securities, net of deferred taxes             1,029               (252)
     Retained earnings                                                                       6,921              1,819
     Less - 73,882 shares of common stock held in the treasury, at cost                        (87)               (87)
                                                                                          --------           --------
                              Total stockholders' equity                                    53,466             47,106
                                                                                          --------           --------
                              Total liabilities and stockholders' equity                  $327,795           $265,310
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

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED
                                  (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                                     Three Months Ended            Nine Months Ended

                                                               September 30,   September 30,    September 30,   September 30,
                                                                    1995            1996            1995           1996
                                                                 ---------       ---------      ---------       ---------
Revenues
    Earned premiums, net of reinsurance                            $27,171         $27,634        $72,415         $93,965
    Agency operations, net                                             215             225            507             172
    Investment income, net                                           1,351           1,031          4,161           3,478
    Realized investment gains (losses), net                            452             (46)           458              52
                                                                 ---------       ---------      ---------       ---------
                  Total revenues                                    29,189          28,844         77,541          97,667
                                                                 ---------       ---------      ---------       ---------
Expenses
    Losses and loss adjustment expenses, net of
         reinsurance                                                16,347          17,596         45,594          66,255
    Policy acquisition and other underwriting
         expenses                                                    9,109          12,371         23,614          36,845
    Interest expense                                                   256             299            733             834
                                                                 ---------       ---------      ---------       ---------
                   Total expenses                                   25,712          30,266         69,941         103,934
                                                                 ---------       ---------      ---------       ---------
Income (loss) before income tax expense                              3,477          (1,422)         7,600          (6,267)
Income tax expense (benefit)                                         1,078            (263)         2,358          (1,800)
                                                                 ---------       ---------      ---------       ---------
Net income (loss)                                                   $2,399         ($1,159)        $5,242         ($4,467)
                                                                 =========       =========      =========       =========
Net income (loss) available for common stockholders (1)             $2,375         ($1,183)        $5,169         ($4,540)
                                                                 =========       =========      =========       =========
Weighted average number of common shares
    outstanding                                                  7,052,898       7,048,498      7,053,698       7,049,098
                                                                 =========       =========      =========       =========
Net income (loss) per share of common stock (1)                      $0.34          ($0.17)         $0.73          ($0.64)

(1) After deduction of preferred dividends



      The accompanying notes are an integral part of these financial statements.

                 AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED
                                 (UNAUDITED)
                                (IN THOUSANDS)



                                                                                      September 30,     September 30,
                                                                                           1995              1996
                                                                                         --------           -------
Cash and cash equivalents derived from:

     Total provid)doperating activities                                                  $  2,198          $(35,521)

     Investing activities-
            Net proceeds (purchases) of short-term investments                             (3,917)           24,743
            Purchases of fixed income securities                                          (18,345)          (23,715)
            Proceeds from sales of fixed income securities                                 16,862            26,882
            Proceeds from maturities of fixed income securities                             3,009             6,885
            Purchases of property and equipment                                            (1,308)           (1,049)
                                                                                         --------          --------
                 Total provided by investing activities                                    (3,699)           33,746
                                                                                         --------          --------
     Financing activities-
            Dividends paid on Series B and C Cumulative Preferred Stock                       (73)              (73)
            Dividends paid on common stock                                                   (635)             (846)
            Proceeds of note payable                                                        2,000             2,000
            Increase in common stock outstanding                                               26             --
                                                                                         --------          --------
                 Total provided by financing activities                                     1,318             1,081
                                                                                         --------          --------
Net change in cash and cash equivalents                                                      (183)             (694)

Cash and cash equivalents, beginning of period                                              1,530             2,922
                                                                                         --------          --------
Cash and cash equivalents, end of period                                                 $  1,347          $  2,228
                                                                                         ========          ========




      The accompanying notes are an integral part of these financial statements.

                 AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED

                         SEPTEMBER 30, 1995 AND 1996
                                 (UNAUDITED)



    BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of American Eagle Group, Inc. (the "Company") and subsidiaries for the periods ended September 30, 1995 and 1996 have been prepared in accordance with the instructions to the Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report.


    SUBSEQUENT EVENT

    On November 6, 1996, the Company announced the terms of a $35 million investment in the Company and the formation of a strategic alliance with American Financial Group, Inc. ("American Financial Group").

    Under the capital terms of the strategic alliance, American Financial Group has agreed to purchase 350,000 shares of the Company's Series D Preferred
    Stock for $35 million.   This security will have a 9% dividend, with an
    option for the first five years to pay the dividends in kind with additional shares of Series D Preferred Stock. The preferred stock is convertible at a conversion price of $5.25 per share into common stock of the Company. At the time of issuance, the Series D Preferred Stock will be convertible into approximately 48% of the outstanding common stock (calculated on a fully converted basis). The preferred stock matures in 20 years with mandatory redemption of 10% of principal per year beginning in year eleven. The preferred stock is callable at par at any time. In the event that the preferred stock is called prior to the seventh anniversary of its issuance, the holder will receive warrants to purchase the Company's common stock at $5.25 per share exercisable any time during the period between the call date and the seventh anniversary of the issuance of the preferred stock. The preferred stock carries limited voting rights equal to 20% of the total votes eligible to be cast on matters submitted to holders of common stock. Until the seventh anniversary of the issuance of the preferred stock, American Financial Group has the right to nominate for election to the Company's Board of Directors 30% of the number of directors. As part of the overall transaction, the Company has granted to American Financial Group warrants for 800,000 shares of the Company's common stock with an exercise price of $3.45 per share. Such warrants will become exercisable in the event that the Company terminates its agreement with American Financial Group and enters into a competing transaction with another party. These warrants will be canceled upon closing of the transaction with American Financial Group.

    Proceeds from the transaction will be utilized to contribute capital to the Company's insurance company subsidiary, to reduce bank debt, and for other general corporate purposes.

    In connection with the transaction, the company would record, at the time of closing of the transaction, a recapitalization charge of $15 million before federal income tax. This recapitalization charge will provide additional strengthening of American Eagle's balance sheet and overall reserve levels and is intended to cover contingencies and estimated exposures associated with various previously reported strategic actions and product line discontinuations.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIRD QUARTER OF 1996 COMPARED TO THE THIRD QUARTER OF 1995


    Gross Premiums Produced

    Gross premiums produced for the third quarter of 1996 compared to the third quarter of 1995 were as follows (in millions):

                                                                            THIRD QUARTER
                                                                         1995            1996
                                                                         ----            ----
                 Gross premiums produced                               $48.0            $37.4
                      For other companies                               (4.9)            (7.4)
                      Assumed from other companies                       2.0              4.6
                                                                       -----            -----
                      Gross premiums written                            45.1             34.6
                      Ceded premiums                                   (15.0)            (7.7)
                                                                       -----            -----
                           Net premiums written                        $30.1            $26.9
                                                                       =====            =====


    Gross premiums produced decreased 22.1% to $37.4 million for the third quarter of 1996 from $48.0 million in the third quarter of 1995. Of this decrease, 14.0% was in the Aviation Division and 8.5% was in the Property & Casualty Division (the "P&C Division"), while the Marine Division had an increase of 0.4%. The decreases in the Aviation and P&C Divisions' gross premiums produced resulted primarily from previously announced actions taken during 1995 and the first nine months of 1996 to eliminate unprofitable segments of the operations. In addition, in the Aviation Division, primarily in the airport segment, certain insureds require insurance written by an insurer with an A.M. Best Company rating of "A-" or better, which resulted in a portion of the decrease in gross premiums produced. The Company is completing arrangements and regulatory filings that will permit it to offer insureds the financial security of an insurer rated "A-" or better. The increase in the Marine Division's gross premiums produced is due to an increase in policies in force.

    The gross premiums produced for other companies increased 51.0% to $7.4 million in the third quarter of 1996 from $4.9 million in the third quarter of 1995. This increase is primarily a result of the increased use of arrangements that provide the Company the ability to offer its insureds the financial security of insurance companies with an A.M. Best Company rating of "A-" or better.

    The gross premiums assumed from other companies increased 130.0% to $4.6 million in the third quarter of 1996 from $2.0 million in the third quarter of 1995 primarily as a result of the increase in business produced for other companies.

    Gross premiums written decreased 23.3% to $34.6 million in the third quarter of 1996 from $45.1 million in the third quarter of 1995 as a result of the decrease in gross premiums produced.

    Ceded premiums decreased 48.7% to $7.7 million in the third quarter of 1996, compared to $15.0 million in the third quarter of 1995. This decrease is primarily a result of a decline in business written in the airport segment that is reinsured with other companies under a facultative reinsurance agreement and, also, a decrease in ceded excess of loss reinsurance premiums for both Aviation and P&C Divisions.

    Net premiums written decreased 10.6% to $26.9 million in the third quarter of 1996, compared to $30.1 million in the third quarter of 1995.

    Revenues

    Earned premiums, net of reinsurance, increased 1.5% to $27.6 million in the third quarter of 1996 from $27.2 million in the third quarter of 1995. Of this increase, 0.4% was in the P&C Division and 2.6% in the Marine Division, while the Aviation Division had a decrease of 1.5%. The growth in earned premiums, net of reinsurance, in comparison to the decline in net premiums written, is due to a higher level of written premiums in earlier quarters, which is now becoming earned premiums.

    Agency operations, net, increased 5% in the third quarter of 1996 from a minimal gain in the third quarter of 1995.

    Investment income, net, decreased 23.7% to $1.0 million in the third quarter of 1996 from $1.4 million in the third quarter of 1995. The net tax-effected investment yield on average invested assets for the third quarter of 1996 increased to 6.0% from 5.6% in the comparable quarter of 1995. Average invested assets decreased $27.7 million in the third quarter of 1996, compared to the third quarter of 1995, primarily as a result of cash flow used in operating activities, as discussed below.

    Realized investment gains (losses), net, were insignificant in the third quarter of 1996 as compared to a gain of $0.5 million in the third quarter of 1995.


    Operating Expenses

    Losses and loss adjustment expenses, net of reinsurance, were 63.7% of earned premiums, net of reinsurance, in the third quarter of 1996, compared to 60.2% in the third quarter of 1995. The results in the third quarter of 1996 were negatively affected by a continued high level of reported claims for the transportation segment of the P&C Division. The Aviation Division loss ratio decreased 13.1 percentage points to 45.0% in the third quarter 1996, from 58.1% in the third quarter of 1995, and the P&C Division loss ratio increased 32.3 percentage points to 94.5% in the third quarter of 1996, from 62.2% in the third quarter of

    1995. The Marine Division loss ratio in the third quarter of 1996 was 117.4% as a result of substantial storm- related losses. In the third quarter of 1996 the Aviation and Marine Divisions incurred storm losses of $0.8 million before income tax benefits.

    Policy acquisition and other underwriting expenses were 44.8% of earned premiums in the third quarter of 1996 and 33.5% of earned premiums in the third quarter of 1995. The increase in the expense ratio in the third quarter of 1996 results from the increased amortization of previously deferred acquisition costs due to the decline in the level of net premiums written in the third quarter of 1996 compared to the third quarter of 1995 and an adjustment of estimated reinsurance ceding commission income to actual.

    The Company's combined ratio increased 14.8 percentage points to 108.5% in the third quarter of 1996 from 93.7% in the third quarter of 1995 as a result of the factors discussed above. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income.

    Interest expense increased 16.8% to $0.30 million in the third quarter of 1996, from $0.26 million in the third quarter of 1995, due primarily to an increase in the Company's note payable of $2.0 million.

    Income

    The income tax benefit was 18.5% of loss before tax benefit in the third quarter of 1996 and income tax expense was 31.0% of income before tax expense in the third quarter of 1995. The decrease in the effective tax rate in the third quarter of 1996 is due, in part, to adjusting the year-end estimated tax provision to equal the actual filed 1995 federal income tax return.

    The third quarter of 1996 net loss was $1.2 million, as compared to net income of $2.4 million in the third quarter of 1995.

    Net income (loss) available for common stockholders in the third quarter of 1996 was ($1.2) million, or ($0.17) per share, as compared to net income of $2.4 million, or $0.34 per share, in the third quarter of 1995.

    FIRST NINE MONTHS OF 1996 COMPARED TO THE FIRST NINE MONTHS OF 1995

    Gross Premiums Produced

    Gross premiums produced for the first nine months of 1996 as compared to the first nine months of 1995 were as follows (in millions):

                                                                          FIRST NINE MONTHS
                                                                         1995         1996
                                                                         ----         ----
                 Gross premiums produced                               $138.7         $121.1
                      For other companies                               (12.4)         (13.4)
                      Assumed from other companies                        5.1            8.8
                                                                       ------         ------
                      Gross premiums written                            131.4          116.5
                      Ceded premiums                                    (42.8)         (29.2)
                                                                       ------         ------
                           Net premiums written                        $ 88.6         $ 87.3
                                                                       ======         ======

    Gross premiums produced decreased 12.7% to $121.1 million for the first nine months of 1996 from $138.7 million in the first nine months of 1995. Of this decrease, 8.4% was in the Aviation Division, and 6.2% was in the P&C Division. The Marine Division gross premium produced increased 1.9%. The decreases in the Aviation and P&C Divisions' gross premiums produced result primarily from previously announced actions taken during 1995 and the first nine months of 1996 to eliminate unprofitable segments of the operations. In addition, in the Aviation Division, primarily in the airport segment, certain insureds require insurance written by an insurer with an A.M. Best Company rating of "A-" or better, which resulted in a portion of the decrease in gross premiums produced. The Company is completing arrangements and regulatory filings that will permit it to offer insureds the financial security of an insurer rated "A-" or better. The increase in the Marine Division's gross premiums produced is due to an increase in policies in force.

    The gross premiums produced for other companies increased 8.1% to $13.4 million in the first nine months of 1996 from $12.4 million in the first nine months of 1995. This increase is primarily a result of the increased use of arrangements that provide the Company the ability to offer its insureds the financial security of insurance companies with an A.M. Best Company rating of "A-" or better.

    The gross premiums assumed from other companies increased 72.5% to $8.8 million in the first nine months of 1996 from $5.1 million in the first nine months of 1995, primarily as a result of the increase in business produced for other companies.

    Gross premiums written decreased 11.3% to $116.5 million in the first nine months of 1996 from $131.4 million in the first nine months of 1995 primarily as a result of the decrease in gross premiums produced.

    Ceded premiums decreased 31.8% to $29.2 million in the first nine months of 1996, compared to $42.8 million in the first nine months of 1995. This decrease is a result of a decline in business written in the airport segment that is reinsured with other companies under a facultative reinsurance agreement and, also, a decrease in ceded excess of loss reinsurance premiums for both Aviation and P&C Divisions.

    Net premiums written decreased 1.5% to $87.3 million in the first nine months of 1996, compared to $88.6 million in the first nine months of 1995, as a result of the decrease in gross premiums.

    Revenues

    Earned premiums, net of reinsurance, increased 29.8% to $94.0 million in the first nine months of 1996 from $72.4 million in the first nine months of 1995. Of this increase, 22.4% was related to the Aviation Division, 3.3% to the Marine Division, and 4.1% to the P&C Division. The growth in earned premiums, net of reinsurance, in comparison to the decline in net written premiums, is due to a higher level of written premiums in earlier quarters, which is now becoming earned premiums.

    Agency operations, net, decreased 66.1% to a minimal gain in the first nine months of 1996 from a gain of $0.5 million in the first nine months of 1995.

    Investment income, net, decreased 16.4% to $3.5 million in the first nine months of 1996 from $4.2 million in the first nine months of 1995. The net tax-effected investment yield on average invested assets for the first nine months of 1996 decreased to 4.3% from 4.4% for the comparable period in 1995. This decrease was a result of a decrease of $14.4 million in average invested assets in the first nine months of 1996 compared to the first nine months of 1995 primarily as a result of cash flow used in operating activities, as described below, and a general market decline in investment yields for fixed maturities.

    Realized investment gains, net, were insignificant in the first nine months of 1996 as compared to a gain of $0.5 million in the first nine months of 1995.

    Operating Expenses

    Losses and loss adjustment expenses, net of reinsurance, were 70.5% of earned premiums, net of reinsurance, in the first nine months of 1996, compared to 63.0% in the first nine months of 1995. The Aviation Division loss ratio decreased 4.4 percentage points to 57.6% in the first nine months 1996, from 62.0% in the first nine months of 1995, and the P&C Division loss ratio increased 36.2 percentage points to 100.4% in the first nine months of 1996 from 64.2% in the first nine months of 1995. The increase in the P&C Division loss ratio is driven primarily by a high level of reported claims for the transportation segment of the P&C Division. The Marine Division loss ratio for the first nine months of 1996 was 74.4%.

    Policy acquisition and other underwriting expenses were 39.2% of earned premiums in the first nine months of 1996 and 32.6% of earned premiums in the first nine months of 1995. The increase in the expense ratio in the first nine months of 1996 results from the increased amortization of previously deferred policy acquisition costs due to the decline in the level of net premiums written in the first nine months of 1996, compared to 1995, and an adjustment of estimated reinsurance ceding commission income to actual.

    The Company's combined ratio increased 14.1 percentage points to 109.7% in the first nine months of 1996 from 95.6% in the first nine months of 1995 as a result of the factors discussed above. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income.

    Interest expense increased 13.8% to $0.83 million in the first nine months of 1996 from $0.73 million in the first nine months of 1995 due primarily to an increase in the Company's note payable of $2.0 million.


    Income

    The income tax benefit was 28.7% of loss before tax benefit in the first nine months of 1996, and income tax expense was 31.0% of income before tax expense in the first nine months of 1995. The decrease in the effective tax rate in the third quarter of 1996 is due to adjusting the year-end estimated tax provision to equal the actual filed 1995 federal income tax return.

    Net loss for the first nine months of 1996 was $4.5 million, compared to net income of $5.2 million in the first nine months of 1995. The decrease resulted from the factors discussed above. Operating income (loss), defined as net income (loss) less net realized investment gains or losses, net of the associated income tax effect, was a loss of $4.5 million in the first nine months of 1996, compared to income of $4.9 million in the first nine months of 1995.

    Net income (loss) available for common stockholders was ($4.5) million, or ($0.64) per share in the first nine months of 1996, compared to $5.2 million, or $0.73 per share, in the first nine months of 1995.


    LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated cash flow used in operations was $35.5 million in the first nine months of 1996, compared to cash flow provided by operations of $2.2 million in the first nine months of 1995. The funds used in the first nine months of 1996 relate primarily to the settlement of a large claim incurred in 1995 and the payment of prior periods' retrospectively rated reinsurance premiums and the reduction in written premiums, which was not offset by an equal reduction in claim payments.

    As described in the Notes to Condensed Consolidated Financial Statements (Pages 6 and 7), the Company announced the terms of a $35 million investment in the Company's Series D Preferred Stock and the formation of a strategic alliance with American Financial Group, Inc.

    The Company and its bank have amended the Company's credit facility to, among other things, revise certain financial covenants so that no default would occur thereunder at September 30, 1996, and to add certain covenant and default provisions requiring the Company to close the transaction with American Financial Group by March 31, 1997. In addition, the new covenants require that, upon closing of such transaction, the principal amount of the loan will be reduced to $10 million, that additional principal payments will reduce the bank's commitment by an equal amount, and that the Company must hold $10 million of proceeds from such transaction for use only to pay loan obligations, dividends and redemptions required by the terms of the Company's Series B Cumulative Preferred Stock and operating expenses.

    PART II.     OTHER INFORMATION


    Item 6.      Exhibits and Reports on Form 8-K

    (a)          Exhibits

                 See Index to Exhibits attached hereto and incorporated herein by reference.

    (b)          Reports on Form 8-K

                 On November 7, 1996, American Eagle filed a Form 8-K regarding the agreement to sell Series D Preferred Stock to American Financial Group, Inc., as discussed above. There were no financial statements filed with the Form 8-K.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN EAGLE GROUP, INC.



Date:  November 13, 1996           By: /s/ M. Philip Guthrie
                                   --------------------------------------------
                                   M. Philip Guthrie, Chairman of the Board and
                                   Chief Executive Officer



Date:  November 13, 1996           By: /s/ Richard M. Kurz
                                   --------------------------------------------
                                   Richard M. Kurz, Senior Vice President and
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

                              INDEX TO EXHIBITS


EXHIBIT
NUMBER                                             EXHIBIT
-------                                            -------

   4.1           --    Specimen Certificate for shares of Common Stock, $.01
                       par value, of American Eagle (Previously filed on May
                       11, 1994 with Registrant's Amendment No. 2 to
                       Registration Statement on Form S-1, File No. 33-75490,
                       and incorporated herein by reference).
   4.2           --    Registration Rights Agreement, dated as of March 21,
                       1995, by and among American Eagle, Mason Best and Nelson
                       Hurst (Previously filed on March 29, 1994 with
                       Registrant's Amendment No. 1 to Registration Statement
                       on Form S-1, File No. 33-75490, and incorporated herein
                       by reference).
   4.3           --    Warrant Registration Rights Agreement, dated as of
                       November 5, 1996, by and between American Eagle and
                       American Financial Group, Inc.
  10.1           --    American Eagle Group, Inc. 1991 Non-Qualified Stock
                       Option Plan (Previously filed on February 18, 1994 with
                       Registrant's Registration Statement on Form S-1, File
                       No. 33-75490, and incorporated herein by reference).
  10.2           --    Amended and Restated P&C Stock Option Plan - Wise
                       (Previously filed on February 18, 1994 with Registrant's
                       Registration Statement on Form S-1, File No. 33-75490,
                       and incorporated herein by reference).
  10.3           --    Amended and Restated P&C Stock Option Plan - Hill
                       (Previously filed on February 18, 1994 with Registrant's
                       Registration Statement on Form S-1, File No. 33-75490,
                       and incorporated herein by reference).
  10.4           --    Amended and Restated P&C Stock Option Plan - Perkins
                       (Previously filed on February 18, 1994 with Registrant's
                       Registration Statement on Form S-1, File No. 33-75490,
                       and incorporated herein by reference).
  10.5           --    Amendment No. 1 to Amended and Restated P&C Stock Option
                       Plan - Perkins, dated as of August 16, 1994, between
                       American Eagle and J.B. Perkins (Previously filed on
                       March 30, 1995 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by
                       reference).
  10.6           --    American Eagle Group, Inc. 1994 Stock Incentive Plan
                       (Previously filed on March 29, 1994 with Registrant's
                       Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by
                       reference).
  10.7           --    American Eagle Group, Inc. 1994 Directors' Stock Option
                       Plan, as amended.  (Previously filed on November 11,
                       1995 with Registrant's Quarterly Report on Form 10-Q,
                       File No. 1-12922, and incorporated herein by reference.)
  10.8           --    American Eagle Group, Inc. 1994 Employee Restricted
                       Stock Plan (Previously filed on March 29, 1994 with
                       Registrant's Amendment No. 1 to Registration Statement
                       on Form S-1, File No. 33-75490, and incorporated herein
                       by reference).
  10.9           --    American Eagle Group, Inc. Employee Profit Sharing and
                       Savings Plan (Previously filed on February 18, 1994 with
                       Registrant's Registration Statement on Form S-1, File
                       No. 33-75490, and incorporated herein by reference).
  10.10          --    American Eagle Group, Inc. Employee Stock Purchase Plan
                       (Previously filed on March 30, 1995 with Registrant's
                       Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
------                                             -------

  10.11          --    Amended and Restated Credit Agreement dated as of
                       December 29, 1994 (the "Restated Credit Agreement"),
                       among American Eagle, the Lenders and The First National
                       Bank of Chicago, as Agent (Previously filed on March 30,
                       1995 with Registrant's Annual Report on Form 10-K, File
                       No. 1- 12922, and incorporated herein by reference).
  10.12          --    Amendment to the Restated Credit Agreement dated as of
                       February 23, 1996 by and between American Eagle and The
                       First National Bank of Chicago, individually and as
                       agent.  (Previously filed on March 28, 1996 with
                       Registrant's Annual Report on Form 10-K, File No.
                       1-12922, and incorporated herein by reference).
  10.13          --    Employment Agreement, dated as of December 31, 1994,
                       between American Eagle and M. Philip Guthrie (Previously
                       filed on March 30, 1995 with Registrant's Annual Report
                       on Form 10-K, File No. 1- 12922, and incorporated herein
                       by reference).
  10.14          --    Employment Agreement, dated as of August 15, 1996,
                       between American Eagle and Robert W. Conrey.
  10.15          --    Employment Agreement, dated as of December 31, 1994,
                       between AEIC and George C. Hill (Previously filed on
                       March 30, 1995 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by
                       reference).
  10.16          --    Employment Agreement, dated as of December 31, 1994,
                       between AEIC and David O. Daniels (Previously filed on
                       March 30, 1995 with Registrant's Annual Report on Form
                       10-K, File No. 1- 12922, and incorporated herein by
                       reference).
  10.17          --    Employment Agreement, dated as of December 31, 1994,
                       between American Eagle and Frederick G.  Anderson
                       (Previously filed on March 30, 1995 with Registrant's
                       Annual Report on Form 10-K, File No. 1-12922, and
                       incorporated herein by reference).
  10.18          --    Employment Agreement, dated as of December 31, 1994,
                       between American Eagle and Richard M. Kurz (Previously
                       filed on March 30, 1995 with Registrant's Annual Report
                       on Form 10-K, File No. 1- 12922, and incorporated herein
                       by reference).
  10.19          --    Employment Agreement, dated as of December 31, 1994,
                       between American Eagle and Allen N. Walton III
                       (Previously filed on March 30, 1995 with Registrant's
                       Annual Report on Form 10-K, File No. 1- 12922, and
                       incorporated herein by reference).
  10.20          --    Consulting Agreement, dated as of December 24, 1992,
                       between American Eagle and Don D. Hutson (Previously
                       filed on February 18, 1994 with Registrant's
                       Registration Statement on Form S-1, File No. 33-75490,
                       and incorporated herein by reference).
  10.21          --    Agreement dated as of February 15, 1991, between Luther
                       King Capital Management Corporation and AEIC (Previously
                       filed on February 18, 1994 with Registrant's
                       Registration Statement on Form S-1, File No. 33-75490,
                       and incorporated herein by reference).
  10.22          --    Investment Management Agreement, dated as of June 17,
                       1994, between American Eagle Insurance Company and Aon
                       Advisors, Inc. (Previously filed on March 30, 1995 with
                       Registrant's Annual Report on Form 10-K, File No.
                       1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
-------                                            -------

  10.23          --    Agreement for the Purchase of all of the Outstanding
                       Capital Stock of Aviation Office of America, Inc. and
                       American Eagle Insurance Company dated as of May 7,
                       1986, among Folmar Corporation, Crum and Forster, Inc.
                       and United States Fire Insurance Company (the "Purchase
                       Agreement") (Previously filed on March 29, 1994 with
                       Registrant's Amendment No. 1 to Registration Statement
                       on Form S-1, File No. 33-75490, and incorporated herein
                       by reference).
  10.24          --    Amendment to Purchase Agreement dated as of June 6, 1987
                       (Previously filed on March 29, 1994 with Registrant's
                       Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by
                       reference).
  10.25          --    Amendment to Purchase Agreement dated as of December 11,
                       1987 (Previously filed on March 29, 1994 with
                       Registrant's Amendment No. 1 to Registration Statement
                       on Form S-1, File No. 33-75490, and incorporated herein
                       by reference).
  10.26          --    First through Fifth General Aviation Liability Excess of
                       Loss Reinsurance Agreement AR #4222 1994 Final Placement
                       Slip (Previously filed on March 30, 1995 with
                       Registrant's Annual Report on Form 10-K, File No.
                       1-12922, and incorporated herein by reference).
  10.27          --    Casualty First and Second Excess of Loss Reinsurance
                       Agreement AR #4038-94 1994 Final Placement Slip
                       (Previously filed on March 30, 1995 with Registrant's
                       Annual Report on Form 10-K, File No.  1-12922, and
                       incorporated herein by reference).
  10.28          --    Special Underlying General Aviation Liability Excess of
                       Loss Reinsurance Agreement AR #4221 1994 Final Placement
                       Slip (Previously filed on March 30, 1995 with
                       Registrant's Annual Report on Form 10-K, File No.
                       1-12922, and incorporated herein by reference).
  10.29          --    General Aviation Hull Special Underlying Excess of Loss
                       Reinsurance Agreement AR #4227 1994 Final Placement Slip
                       (Previously filed on March 30, 1995 with Registrant's
                       Annual Report on Form 10-K, File No. 1-12922, and
                       incorporated herein by reference).
  10.30          --    First Through Fifth General Aviation Liability Excess of
                       Loss Reinsurance Agreement AR #4222 1995 Final Placement
                       Slip (Previously filed on March 28, 1996 with
                       Registrant's Annual Report on Form 10-K, File No.
                       1-12922, and incorporated herein by reference).
  10.31          --    Special Underlying General Aviation Liability Excess of
                       Loss Reinsurance Agreement AR #4221 1995 Final Placement
                       Slip (Previously filed on March 28, 1996 with
                       Registrant's Annual Report on Form 10-K, File No.
                       1-12922, and incorporated herein by reference).
  10.32          --    General Aviation Hull Special Underlying Excess of Loss
                       Reinsurance Agreement AR #4227 1995 Final Placement Slip
                       (Previously filed on March 28, 1996 with Registrant's
                       Annual Report on Form 10-K, File No. 1-12922, and
                       incorporated herein by reference).
  10.33          --    First and Second Property Excess of Loss Reinsurance
                       Agreement--ARA #4039-91 (subject to a request for confidential treatment) (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File
                       No. 1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                       EXHIBIT
-------                                      -------

  10.34          --    First and Second Casualty Excess of Loss Reinsurance
                       Agreement--ARA #4038-91 (subject to a request for
                       confidential treatment) (Previously filed on March 28,
                       1996 with Registrant's Annual Report on Form 10-K, File
                       No. 1-12922, and incorporated herein by reference).
  10.35          --    Casualty First and Second Excess of Loss Reinsurance
                       Agreement--AR #4038-95 (subject to a request for
                       confidential treatment) (Previously filed on March 28,
                       1996 with Registrant's Annual Report on Form 10-K, File
                       No. 1-12922, and incorporated herein by reference).
  10.36          --    First and Second Casualty Excess of Loss Reinsurance
                       Agreement--AR #4038-95 (subject to a request for
                       confidential treatment) (Previously filed on March 28,
                       1996 with Registrant's Annual Report on Form 10-K, File
                       No. 1-12922, and incorporated herein by reference).
  10.37          --    General Aviation Hill Special Underlying Excess of Loss
                       Reinsurance Agreement--AR #4227-94 (subject to a request
                       for confidential treatment) (Previously filed on March
                       28, 1996 with Registrant's Annual Report on Form 10-K,
                       File No. 1-12922, and incorporated herein by reference).
  10.38          --    Special Underlying General Aviation Liability Excess of
                       Loss Reinsurance Agreement--AR #4221-94 (subject to a
                       request for confidential treatment) (Previously filed on
                       March 28, 1996 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by
                       reference).
  10.39          --    First Through Fifth General Aviation Liability Excess of
                       Loss Reinsurance Agreement--AR #4222-94 (subject to a
                       request for confidential treatment) (Previously filed on
                       March 28, 1996 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by
                       reference).
  10.40          --    Amendment to the Restated Credit Agreement, as amended,
                       dated as of March 18, 1996, by and between American
                       Eagle and The First National Bank of Chicago,
                       individually and as Agent (Previously filed on March 28,
                       1996 with Registrant's Annual Report on Form 10-K, File
                       No. 1- 12922, and incorporated herein by reference).
  10.41          --    Amendment to the Restated Credit Agreement, as amended,
                       dated as of May 3, 1996, by and between American Eagle
                       and The First National Bank of Chicago, individually and
                       as Agent (Previously filed on May 10, 1996 with
                       Registrant's Report on Form 10-Q for the period ended
                       March 31, 1996, File No. 1-12922, and incorporated
                       herein by reference).
  10.42          --    Amendment to the Restated Credit Agreement, dated as of
                       November 5, 1996, by and between American Eagle and The
                       First National Bank of Chicago, individually and as
                       agent.
  10.43          --    Securities Purchase Agreement, dated as of November 5,
                       1996, by and between American Eagle and American
                       Financial Group, Inc.
  10.44          --    Warrant Subscription Agreement, dated as of November 5,
                       1996, by and between American Eagle and American
                       Financial Group, Inc.
  10.45          --    Warrant to Purchase Common Stock, dated as of November
                       5, 1996, issued by American Eagle to American Financial
                       Group, Inc.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                    EXHIBIT
-------                                   -------

  10.46          --    Special Underlying General Aviation Liability Excess of
                       Loss Reinsurance Agreement -- AR #4221 -- 1996 Final
                       Placement Slip (subject to a request for confidential
                       treatment).
  10.47          --    First through Fifth General Aviation Liability Excess of
                       Loss Reinsurance Agreement -- AR #4222 - - 1996 Final
                       Placement Slip (subject to a request for confidential
                       treatment).
  10.48          --    General Aviation Hull Special Underlying Excess of Loss
                       Reinsurance Agreement -- AR #4227 -- 1996 Final
                       Placement Slip (subject to a request for confidential
                       treatment).
  27             --    Financial Data Schedule.