Form 10-K405
period 1996-12-31
AMERICAN EAGLE GROUP INC
filed 1997-03-31
CIK 882800

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                         ---------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         ---------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996          COMMISSION FILE NO. 1-12922

                           AMERICAN EAGLE GROUP, INC.
             (Exact Name of registrant as Specified in its Charter)

           DELAWARE                                              75-2100622
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

     12801 NORTH CENTRAL EXPRESSWAY
              SUITE 800
             DALLAS, TEXAS                                      75243
(Address of principal executive offices)                      (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972) 448-1400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                    ON WHICH REGISTERED
   -------------------                                    -------------------
COMMON STOCK, $0.01 PAR VALUE                           NEW YORK STOCK EXCHANGE


       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 1997 was $12,501,152 based upon a closing price of $4.00 per share.

    As of March 21, 1997, there were 7,047,098 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


    Certain exhibits to Registrant's Form S-1 filed with the S.E.C. and effective May 11, 1994 (File No. 33-75490) are incorporated by reference into
Part IV.

                                     INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
      Item 1:    Description of Business.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
      Item 2:    Properties.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
      Item 3:    Legal Proceedings.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
      Item 4:    Submission of Matters to a Vote of Security Holders.   . . . . . . . . . . . . . . . . . . . . . . .  21

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
      Item 5:    Market for Registrant's Common Equity and Related Stockholder Matters.   . . . . . . . . . . . . . .  22
      Item 6:    Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
      Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operation.  . . . . . . .  24
      Item 8:    Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
      Item 9:    Changes in and Disagreements on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . .  55

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  55
      Item 10:   Directors and Executive Officers of the Registrant.  . . . . . . . . . . . . . . . . . . . . . . . .  55
      Item 11:   Executive Compensation.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  59
      Item 12:   Security Ownership of Certain Beneficial Owners and Management.  . . . . . . . . . . . . . . . . . .  68
      Item 13:   Certain Relationships and Related Transactions.  . . . . . . . . . . . . . . . . . . . . . . . . . .  70

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  72
      Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  . . . . . . . . . . . . . . . . .  72
          (a)    Documents filed as part of this Report.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  72
          (b)    Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  72
          (c)    Exhibits.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  72
          (d)    Financial Statement Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  72

                                     PART I

Item 1:  Description of Business.

GENERAL

    American Eagle Group, Inc. ("American Eagle" or the "Company") is an insurance holding company that, through its subsidiaries, markets and underwrites specialized property and casualty coverages in the general aviation and private yacht insurance markets. During 1996, American Eagle also marketed and underwrote coverages for selected types of artisan contractors and local and intermediate-haul truckers. In October 1996, American Eagle announced its withdrawal from the local and intermediate-haul trucking insurance business.
In March 1997, American Eagle announced that its principal subsidiary, American Eagle Insurance Company ("AEIC"), had entered into a letter of intent to sell the artisan contractor insurance business.

    The Company has organized its business into three divisions. The Aviation Division, which is responsible for all aviation-related business, generated $108.7 million of gross premiums produced in 1996. The Property and Casualty Division (the "P&C Division"), which is responsible for the artisan contractor business and the run-off of the trucking and auto dealer business, generated $35.9 million of gross premiums produced in 1996. The Marine Division, which is responsible for all yacht business, generated $6.6 million of gross premiums produced in 1996.

    The Aviation Division is one of the largest providers of general aviation insurance in the United States based on net premiums written. The Company's general aviation insurance business consists primarily of non-airline commercial aviation coverages, airport coverages and pleasure and business aircraft coverages.

    The P&C Division markets and underwrites a commercial insurance program for selected artisan contractors. The P&C Division currently markets this product in three states, with a majority of this business written in California. The P&C Division also manages the run-off of the franchised auto dealer and local and intermediate-haul trucking lines of business, from which the Company withdrew in November 1995 and October 1996, respectively. See "Disposition of P&C Division."

    The Marine Division markets and underwrites an insurance program for private yachts navigating the inland and coastal waters of the United States. The Marine Division targets powerboats and sailboats valued between $30,000 and $500,000. The Marine Division currently markets its product nationwide through approximately 15 specialty independent producers.

    With the exception of historical information, the matters discussed in this annual report on Form 10-K are forward- looking statements that involve risks and uncertainties including, but not limited to, economic conditions, trends in the property and casualty insurance industry, competitive products and pricing, possibility of catastrophic losses, availability of adequate surplus and reinsurance capacity, adequacy of loss reserves and other risks indicated in this filing and other filings made with the Securities and Exchange Commission.

DISPOSITION OF P&C DIVISION

    In the P&C Division, the Company's continued review in the third quarter of 1996 of the trucking program resulted in the Company's withdrawal, consistent with all regulatory and contractual obligations, from the program in October 1996. The continuing unsatisfactory results, together with the intense and prolonged price competition in this market, led the Company to this decision.

    In March 1997, American Eagle announced that AEIC had entered into a letter of intent to sell the assets and continuing business of the P&C Division to a newly formed managing general agency that will be controlled by the current executive management of the P&C Division. Chartwell Re Holdings Corporation, a subsidiary of Chartwell Re Corporation, will hold an equity interest in the managing general agency, and The Insurance Corporation of New York, a Chartwell subsidiary, will provide the policy issuing capacity as rates and forms are approved.

    The Company expects to recognize an immaterial gain on the transaction. The Company will also enter into a services agreement to purchase certain run-off management services from the managing general agency for a limited period of time.

    Closing of the transaction is subject to definitive documentation, approvals of the Boards of Directors of the parties to the transaction, required regulatory approvals and licenses and other customary conditions.

PREFERRED STOCK SALE

    On November 5, 1996, the Company and American Financial Group, Inc. ("AFG") entered into a Securities Purchase Agreement, which provided for the sale and issuance by the Company to AFG of 350,000 shares of Series D Preferred Stock for an aggregate purchase price of $35 million. The transaction was closed on December 31, 1996. American Eagle used the net proceeds of the transaction to add $17 million to the statutory surplus of AEIC and to retire the Company's revolving credit facility, against which $13.25 million had been outstanding, with the remainder to be used for general corporate purposes.

GROSS PREMIUMS PRODUCED

    The table below sets forth the Company's gross premiums produced by the Aviation Division, the P&C Division and the Marine Division for each of the three years ended December 31, 1996.


                                                              --------------------------------------------
                                                              1994                1995                1996
                                                              ----                ----                ----
                                                                     (Dollars in thousands)
 Aviation Division
    Commercial                                            $ 62,161            $ 63,408            $ 48,347
    Pleasure and Business                                   34,861              35,066              38,431
    Airport                                                 19,968              23,610              17,487
    Aviation Property                                            -                   -               2,098
    Other (1)                                                6,910               6,018               2,327
                                                          --------            --------            --------
      Total                                               $123,900            $128,102            $108,690
                                                          ========            ========            ========


 P&C Division
    Local and intermediate-haul trucking                  $ 28,547            $ 25,292            $ 14,338
    Automobile dealers                                       7,708               9,889                 548
    Artisan contractors                                      7,052              14,943              20,997
                                                        ----------              -------            ------
      Total                                              $  43,307            $ 50,124             $35,883
                                                         =========            ========             =======
 Marine Division(2)                                      $      -             $  3,335             $ 6,609
---------------------------                              =========            ========             =======

    (1) Includes premiums for retrospectively rated workers' compensation and airline hull and liability coverages, which the Company no longer writes, and for property coverages for aviation-related businesses and farm and ranch coverages on which the Company did not take any of the underwriting risk.

    (2)  The Marine Division began operation in the first quarter of 1995.

AVIATION DIVISION BUSINESS

    American Eagle's Aviation Division divides its general aviation insurance into three major segments: commercial aviation, airports and personal pleasure and business aircraft. Scheduled airline operations are not part of the general aviation market segment.

    Commercial. Commercial aviation is the largest market segment for American Eagle, based on premium volume. American Eagle provides aircraft insurance coverages for non-airline owners and operators of commercial, corporate and municipal aircraft, as well as product liability coverage for manufacturers of non-critical aircraft components. Aircraft coverages include hull, liability and ancillary coverages. Such aircraft coverages protect the insured against physical loss or damage to the covered aircraft and against liability to third parties resulting from the ownership, maintenance or use of the aircraft.

    The commercial class of aircraft includes all general aviation aircraft, including helicopters, owned or operated by non-airline commercial operators for such purposes as carrying cargo and passengers for hire, charter, rental and other commercial uses. The corporate and municipal classes of aircraft include low to medium valued piston, turbo prop and jet engine general aviation aircraft, including helicopters, used solely for business purposes by their owners and flown by professionally qualified pilots. During 1996, the

Company insured approximately 6,000 commercial, corporate and municipal aircraft. The average hull value for these aircraft insured by the Company was approximately $250,000.

    The Company defines non-critical aircraft components as those whose failure is not expected to jeopardize the safety of flight of an aircraft. Examples of components that the Company insures include chair release levers and tray hinges. The Company no longer writes products liability coverage for manufacturers of airframes, engines and critical engine/airframe components.

    Airports. American Eagle is one of the larger providers in the United States of general liability insurance for owners and managers of airports and aviation support businesses located on airport premises. The Company's policies provide coverages such as premises liability, completed operations/products liability, and hangarkeepers' liability. Insureds range from selected large hub airports with scheduled airline service to small and medium-sized, privately and publicly owned airports. Currently, out of an estimated 11,500 FAA certified airports and heliports in the United States, American Eagle insures approximately one out of every eight, including one out of every four large hub airports. These coverages are also marketed to businesses located on airport premises that provide aviation support services such as aircraft sales, maintenance, storage, charter, instruction, rental, and cargo hauling. Coverages are not provided to scheduled airlines. The Company does not insure commercial operations of control tower facilities; however, control tower exposure may be covered to the extent that the airport owner is responsible for the operation of the control tower.

    Pleasure and Business Aircraft. The Eagle Express Department of the Aviation Division provides aircraft insurance for owners and operators of private aircraft used for personal business and pleasure. In this segment of its business, the Company provides coverage for single-engine and light to medium multi-engine, fixed-wing aircraft and helicopters. The pilots are trained and licensed but are not paid, full-time pilots. These policies provide insurance coverage to owners of private aircraft similar in nature to the coverage widely available to owners of personal automobiles. The Company's policies protect the insured owner or operator against physical loss or damage to the coverage aircraft and against liability to third parties resulting from the ownership, maintenance or use of the aircraft. This class represents the largest class of the active domestic general aviation fleet, comprising at least 60% of the fleet of approximately 170,000 aircraft as estimated by the General Aviation Manufacturer's Association. At year end 1996, the Company insured approximately 24,600 pleasure and business aircraft.

    Aviation Property. For over eight years American Eagle has been marketing a program to provide property, commercial auto and inland marine coverages for small and medium size airports and businesses providing aviation support services on airport premises. Prior to 1996, American Eagle acted as agent in producing this business for other insurers, but began underwriting these risks for its own account in 1996. The program remains small in terms of total premium volume, but American Eagle expects to develop it further as an important adjunct to its airport liability business. This business accounted for approximately $2.1 million of the $108.7 million of gross premiums produced by the Aviation Division in 1996.

P&C DIVISION BUSINESS

    The P&C Division provides commercial coverages for various types of specialty artisan contractors, such as swimming pool, tile and masonry, drywall, heating, ventilation and air conditioning, residential painting, parking lot maintenance, landscaping, and rural and suburban land improvement contractors specializing in small to mid-sized residential and commercial projects. These policies provide auto, general liability, property, inland marine, crime, and umbrella and excess coverages. The Company targets a preferred class of business consisting of businesses in each industry group with an operating history of at least three years, an acceptable and verifiable loss history over the previous three years, and a stable financial condition.

      The Company targets types of contractors that it believes generally are not subject to the risk of catastrophic losses. These policies typically generate gross premiums produced between $5,000 and $10,000 per contractor. At December 31, 1996, the Company had approximately 2,500 artisan contractor policies in force with average gross premiums produced per contractor of approximately $8,500. At December 31, 1996, this program was marketed predominantly in California and was also marketed in Arizona and Nevada. See, however, "Disposition of P&C Division."

MARINE DIVISION BUSINESS

    In the first quarter of 1995, the Company established the Marine Division. The Marine Division markets and underwrites an insurance program for private yachts navigating the inland and coastal waters of the United States. The Marine Division targets powerboats and sailboats valued between $30,000 and $500,000. This program provides hull, liability and ancillary coverages for owners and operators of yachts. The Marine Division currently markets its products nationwide through approximately 15 specialty independent producers. At December 31, 1996, the Company had over 5,500 yacht policies in force with average gross premiums produced per yacht of approximately $1,200.

ARRANGEMENTS TO PROVIDE "A" RATED POLICIES

      In March 1997, AEIC'S rating by A.M. Best Company was lowered to "D." Much of the business currently written by the Company will require a higher rated insurance carrier. The Company has entered into an agreement with Empire Fire and Marine Insurance Company ("Empire"), an insurer rated "A+ (Excellent)" by A.M. Best and an affiliate of Zurich Reinsurance Centre, Inc. ("ZRC"), the Company's lead aviation reinsurer. Pursuant to this agreement, AEIC is authorized to market, underwrite and service airport liability policies issued on behalf of Empire by AEIC. AEIC pays Empire a fee based on premiums written. AEIC reinsures the business written on Empire policies. Currently, the term of the arrangement is continuous until terminated by either party upon at least 180 days notice. Through Empire and other affiliates of ZRC, ZRC and the Company are implementing an expanded agreement that will make "A" rated policies available for all of the Company's general aviation product lines.

    Aviation Office of America, Inc. ("AOA") produces aviation business in Connecticut, Hawaii, Maine, New Hampshire, and Rhode Island, the five states in which AEIC is not licensed, on behalf of Virginia Surety Company, Inc. ("Virginia Surety"), a subsidiary of Aon Corporation that is rated "A (Excellent)" by A.M. Best. AOA also produces airport liability and aircraft hull and liability business on behalf of Virginia Surety in other states where the insured requires its insurance carrier to maintain an A.M. Best rating of at least "A (Excellent)." AOA markets and underwrites this business in the same manner that the Company markets and underwrites direct business. Virginia Surety cedes a portion of the premiums and risk from this business to the Company. In 1996, this business represented 7.9% of the gross premiums produced by the Aviation Division. The arrangement provides for limits on the total amount of premiums and on the limits of liability that may be written on policies of Virginia Surety. Currently, the term of the arrangement extends through June 30, 1997.

    The Company also has agreements with ZRC and The Insurance Corporation of New York ("INSCORP") that provide for the attachment to the Company's policies of assumption of liability endorsements issued by ZRC or INSCORP. These endorsements provide that the issuing insurer will pay claims under the policy to which it is attached if AEIC is declared insolvent by a court and as a result is unable to pay the claims. These agreements cover most aviation lines of business as well as the artisan contractor and marine lines of business.

MARKETING

    Aviation Division. The Company markets its aviation insurance products through approximately 1,200 independent insurance producers. In 1996, the Company's top 100 independent producers accounted for over 76.4% of the aviation gross premiums produced. Many of these producers specialize in aviation insurance and provide technical knowledge of products, markets and customers that creates marketing and underwriting opportunities. The Company seeks to be a substantial underwriter for its larger producers in order to enhance the likelihood of receiving the more desirable underwriting opportunities. The Company compensates producers based upon a percentage of gross premiums written and the services performed. For the year ended December 31, 1996, no single producer represented more than 7.4% of the Company's total aviation gross premiums produced.

    The Company emphasizes quality service to its producers, which it believes helps it maintain strong relationships with them. To provide more timely and cost-efficient service while maintaining personalized relationships with its producers, the Company has a service system centralized in the home office with five field managers. The field managers are responsible for a geographic territory and focus their efforts in areas where there is a concentration of producers, aircraft and airports. Field managers have lap-top computers, portable fax machines and cellular telephones, which permit them to access the home office computer system and maintain communications with producers in their territories. This mobile office concept is intended to foster more direct contacts between the Company and its customers.

    The field managers are supported by marketing and underwriting personnel in the home office in Dallas. Each field manager is paired with an underwriting team, which works with the field manager in developing quotes and other underwriting and marketing functions. The communication capabilities of this system allow the Company to give prompt responses to customers' and producers' inquiries. The Company believes this results in a competitive advantage over other companies in terms of service. Field and underwriting personnel can earn meaningful incentive compensation, based on the profitability and volume of the business produced by them.

    The Eagle Express Department in the home office is designed to provide highly efficient, easily accessible quote and binding services for single-engine and multi-engine pleasure and business aircraft and helicopter accounts. Eagle Express Department incorporates a highly automated system to quote, bind and issue policies. The system uses a template underwriting methodology that quickly determines whether a risk meets underwriting guidelines. This system allows the Company to quote a large number of risks in a very efficient and responsive manner. In 1996, the Eagle Express Department handled approximately 78% of the aviation policies issued by the Company, accounting for over 35% of the aviation gross premiums produced.

    In October 1995, AEIC and AOPA entered into a strategic alliance to provide aviation insurance coverages to AOPA's membership. AOPA, through its endorsement of the program, and AEIC, as exclusive underwriter, have developed this nationwide aviation insurance program. The new program expanded the previous AOPA insurance program by extending availability to all of AEIC's specialty aviation insurance agents, in addition to the AOPA Insurance Agency which previously was the sole provider of the AOPA Aircraft Insurance Program.

    In July 1995, the American Association of Airport Executives ("AAAE") expanded its Airport Liability Insurance Program and named AEIC as the exclusive underwriter of the program. AAAE is the largest professional organization for airport executives in the world, representing airport management personnel at public use airports nationwide. The program provides participants (i) liability insurance protection specifically designed to satisfy the unique demands of the airport industry; and (ii) premium discounts for airports that employ accredited airport executives and participate in the Airport News and Training Network and other AAAE loss prevention/safety training programs.

    In addition to the affinity group marketing described above, the Company also participates in trade shows and conventions in the general aviation industry as a means of developing and retaining customer relationships and name recognition.

    P&C Division. The P&C Division markets its product for artisan contractors through a combination of four employed producers and independent producers.
The producers of artisan contractor business utilize a lap-top computer, portable fax machine and cellular telephone, which permit them to communicate readily with the headquarters of the P&C Division in Sacramento, California.

    The Company currently devotes a part of its marketing efforts in the P&C Division to marketing to and through affinity groups such as local trade groups and industry associations. The Company believes that this type of marketing provides access to receptive markets where loss control and education efforts can have a significant effect on loss experience.

    Marine Division. The yacht product is marketed nationwide, with emphasis on inland lakes and waterways, through established independent, specialty marine insurance producers. The Marine Division currently has approximately 15 producers. The Company pays its independent producers commissions and fees based on a percentage of gross premiums produced of approximately 23%.

    The Company's marine marketing efforts includes participation at, and sponsorship of, yachting events. This includes recognized regional boat shows.

UNDERWRITING

    The Company's goal is to achieve an underwriting profit, as measured by a combined ratio of less than 100%. The Company employs a disciplined approach to underwriting and pricing in an attempt to achieve profitable underwriting results, even if it is necessary to limit premium growth at times.

    Each underwriter, other than senior managers, specializes in one of the Company's niche markets. The Company believes that this specialization allows its underwriters to develop experience and expertise in the industries and products they underwrite, all of which have unique characteristics. In accepting risks, underwriters are required to comply with risk parameters, retention limits and rates established by the Company. Underwriting authority levels are established for the Company's underwriters based on the employee's ability and level of experience.

    Aviation and P&C Divisions. The Company's underwriters perform a complete underwriting evaluation to determine risk selection, premiums and coverage provisions when an insurance quotation is issued. For smaller risks that are quoted and issued in higher volumes, such as pleasure and business aircraft and artisan contractors, underwriters use a template underwriting technique that permits them to determine whether a risk meets underwriting guidelines in a highly controlled and efficient manner. If a risk does not meet the template requirements, it must be referred to a more senior underwriter for review.
This approach permits senior underwriters to devote more of their time to the larger and more complex risks. For large and complex aviation risks, the Company relies on on-site loss control surveys to gain knowledge of risks and assist insureds with loss control procedures and policies. The Company's senior underwriting officers monitor and analyze underwriting results to determine when adjustments to underwriting guidelines and pricing may be
necessary.   Certain aviation agents have underwriting and binding authority within rigidly defined guidelines and authority limits established for each producer. The Company intends to conduct on-site agency audits and random underwriting audits to monitor the use of this authority and maintain quality control.

    To maintain compliance with underwriting guidelines, underwriting managers routinely audit underwriters' files. These audits are also used to help identify deficiencies and training needs for implementation of corrective actions.

    The Company establishes aviation rates and coverage forms independently.
In many states, the rates for aircraft and certain other aviation coverages are exempt from filing and approval requirements, which permits the Company to more easily adjust rates in response to changing conditions.

    The Company has devoted significant resources to the development of automated rating systems for much of its aviation business. The systems are currently providing rating standards for approximately 65% of the Company's aviation business based on policy count. The Company believes these systems significantly enhance underwriting control, provide consistency in pricing, allow detailed monitoring of pricing and loss experience data, and free staff to devote time to other important underwriting activities.

    The Company establishes premium rates for its P&C Division business in most cases after considering advisory rates or prospective loss costs suggested by the Insurance Services Office, Inc. ("ISO"), an industry advisory group. The Company uses a combination of ISO coverage forms and independently filed forms. It uses independently filed forms where management believes ISO forms do not adequately address the risk or where it desires to enhance ISO forms to meet the specific needs of its insureds.

    Marine Division. The Company establishes marine premium rates and forms independently. In most states, the rates for marine coverages are exempt from filing and approval requirements. The Company's independent producers are experienced, knowledgeable specialty marine producers with underwriting and binding authority within rigidly defined guidelines and authority limits established for each producer. The Company intends to conduct on-site annual agency audits and random underwriting audits to monitor the use of this authority and maintain quality control.

    Within strict template underwriting guidelines, the Company's select marine producers perform a complete underwriting evaluation to determine risk selection, premiums and appropriate coverage provisions when an insurance quotation is issued. The producers refer to Company underwriters risks that do not fall within these guidelines. This method allows the Company underwriters to devote a majority of their time auditing the incoming paper flow.

CLAIMS

    In accordance with its emphasis on underwriting profitability, the Company has an active approach to claims management which is designed to investigate claims as soon as practicable, manage and anticipate developments and generally service producers and insureds throughout the process. A filed claim is often the insured's first direct contact with the Company. Accordingly, the Company's claims policy emphasizes timely investigation of claims and prompt settlement of meritorious claims for equitable amounts, maintenance of adequate reserves for claims, and control of external claims adjustment and litigation expenses. When a claim is filed, the Company attempts to contact the insured within 24 hours. In certain circumstances, independent appraisers are utilized by the Company to estimate physical damage claims. The insured receives from the Company a written acknowledgement of the filed claim and a written notification of settlement upon resolution of the claim. All claims settlements and payments are made by the Company's employees.

    The Company currently employs 13 adjusters in the Aviation and Marine Divisions, and 13 adjusters in the P&C Division. Claim settlement authority levels are established for each adjuster based on the adjuster's ability and level of experience. Upon receipt, each claim is reviewed and assigned to an adjuster based on the type and severity of the claim. A claim file is immediately opened and, if appropriate, a reserve established based on current information and established guidelines. The reserve is adjusted as more current information becomes available, and at 30 and 90 day intervals. Each week, supervisors review a sample of claim files with each claims adjuster to monitor compliance with established claims procedures.

RESERVES

    The Company establishes loss and loss adjustment expenses ("LAE") reserves to provide for the ultimate cost of administration and settlement of claims under insurance and reinsurance policies issued by the Company, including claims that have been reported to it by its insureds and claims for losses that have occurred but have not yet been reported to the Company.

    The reserves for losses and LAE established by the Company are estimates of amounts needed to pay reported and unreported claims and related LAE incurred as of the end of each accounting period, net of estimated related salvage and subrogation claims and recoverable reinsurance. These reserves do not represent an exact calculation of liability, but rather are estimates involving actuarial and statistical projections at a given time to reflect the Company's expectations of the ultimate costs of administration and settlement of claims. Such estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims reporting, frequency and severity and other variable factors. As a consequence, although the Company believes that its reserves at December 31, 1996 are adequate to meet its obligations under existing policies, actual losses and LAE may deviate, perhaps substantially, from reserves reflected in the Company's financial statements. To the extent reserves prove inadequate, the Company increases such reserves and incurs a charge to earnings in the period in which the reserves are increased, which could have a material adverse effect on the financial results of the Company for such period. Because of the nature of the business written by the Company, the Company does not believe that it has material latent exposures related to toxic waste, asbestos and other environmental claims that would have a material adverse effect on the Company's financial condition or results of operations. To verify the adequacy of its reserves, the Company engages independent actuarial consultants to perform annual loss reserve analyses.

    For reported claims, the Company first establishes case reserves pursuant to the Company's guidelines when it receives notice of the claim and determines that coverages may have been provided. The initial estimate is adjusted periodically based upon the receipt of additional facts and documentation, the informed judgment of personnel in the Company's claims department based on general insurance reserving practices and the experience and knowledge of such personnel regarding the nature and value of the specific type of claim, jurisdiction of the occurrence, circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, the line of business and policy provisions relating to the particular type of claim.

    A variety of methods have been developed in the insurance industry for determining reserves for incurred but not reported losses and liabilities. In general, these methods involve the extrapolation of reported loss data to estimate ultimate losses. The Company's loss calculation methods generally rely upon a projection of ultimate losses based upon the Company's historical patterns of reported loss development in aviation lines. The effects of inflation are not specifically estimated by the Company in calculating its reserves, but are reflected in the Company's historical pattern of loss development.

    The following table provides a reconciliation of beginning and ending loss and LAE reserves established in accordance with generally accepted accounting principles ("GAAP"), net of reinsurance recoverables, for the years ended December 31, 1994, 1995 and 1996. The Company does not discount its reserves; that is, it does not calculate them on a present value basis. Loss and LAE reserves are stated on a net basis after deduction for losses recoverable from reinsurers.

                                                                          Year Ended December 31,
                                                            ------------------------------------------------
                                                                   1994            1995             1996
                                                                   ----            ----             ----
                                                                             (Dollars in thousands)
Reserve for losses and LAE at beginning of year               $   40,855       $   50,451       $   57,852

Provision for losses and LAE for current year claims              48,567           72,072           88,885

Increase in estimated losses and LAE for                           4,162           18,861           18,588
                                                                 -------         --------         --------
prior year claims
     Total incurred losses and LAE                                52,729           90,933          107,473

Losses and LAE payments for claims attributable to:
   Current year                                                   26,552           42,066           48,063
   Prior years                                                    16,581           41,466           43,111
                                                               ---------         --------         --------
     Total payments                                               43,133           83,532           91,174

Reserve for losses and LAE at end of period                   $   50,451       $   57,852       $   74,151
                                                              ==========       ==========       ==========

   The table below provides a reconciliation of the gross, ceded and net "increase (decrease) in estimated losses and LAE for prior year claims" above for the years ended December 31, 1994, 1995 and 1996.

                                                                           Year Ended December 31,
                                                            ------------------------------------------------
                                                                 1994             1995             1996
                                                                 ----             ----             ----

                                                                           (Dollars in thousands)
 Gross increase in estimated losses and LAE for prior year     $2,303           $23,365          $18,936
 claims

 Ceded (increase) decrease in estimated losses and LAE          1,859            (4,504)             348
                                                               ------           --------         -------
 recoverable from reinsurers for prior year claims
 Net increase in estimated losses and LAE for prior year       $4,162           $18,861          $18,588
 claims                                                        ======           =======          =======



    The table below reconciles reserves for losses and LAE, net of reinsurance recoverable, at December 31, 1994, 1995 and 1996, to the Company's Consolidated Balance Sheet.

                                                                            December 31,
                                                            ------------------------------------------------
                                                                  1994               1995             1996
                                                                  ----               ----             ----
                                                                         (Dollars in thousands)
 Reserve for losses and LAE                                   $142,768           $136,528         $138,133
 Reinsurance recoverable-loss reserves                          92,317             78,676           63,982
                                                             --------           ---------         --------

 Reserve for losses and LAE, net of reinsurance               $ 50,451          $  57,852         $ 74,151
 recoverable                                                  ========          =========        =========


Set forth below is a table showing the amount of losses and LAE for the Company, excluding American Meridian Insurance Company, Limited, a wholly owned subsidiary of AEIC domiciled in Bermuda ("American Meridian"), at December 31, 1994, 1995 and 1996.


                                                                                 December 31,
                                                                ------------------------------------------
                                                                   1994              1995             1996
                                                                   ----              ----             ----

                                                                            (Dollars in thousands)
 Company's reserves for losses and LAE                          $50,451           $57,852          $74,151

 American Meridian's reserves for losses and LAE                  1,480             1,232            1,158
                                                                -------          --------          -------
 Reserve for losses and LAE, excluding American Meridian        $48,971           $56,620          $72,993
                                                                =======           =======          =======

    The Aviation Division had an increase in estimated reserves for losses and LAE (i.e., unfavorable loss development) for prior year claims of $7.5 million in 1996 and $11.9 million in 1995, compared to favorable loss development of $1.4 million in 1994 and $4.0 million in 1993. The P&C Division had unfavorable loss development for prior year claims of $10.8 million in 1996, $7.0 million in 1995, $5.6 million in 1994, and $0.4 million in 1993.

    The unfavorable loss development in 1996 for the Aviation Division relates primarily to the 1995 year. The unfavorable development results from a higher than number of severe liability losses and hull losses reported in 1996 for 1995 occurrences. The unfavorable loss development in 1996 for the P&C Division relates primarily to the commercial automobile liability line of business and is related to accident years 1994 and 1995. The unfavorable loss development for the commercial automobile liability was due primarily to a higher than anticipated number of severe losses reported in 1996 for occurrences and increased severity of 1994 losses.

    The following table presents the development of the Company's GAAP liability for losses and LAE for each of the fiscal years ended December 31, 1986 through 1996, excluding American Meridian. The top line of the table shows the estimated amounts of losses and LAE for claims arising in that year and all prior years that are unpaid at the balance sheet date, including losses incurred but not yet reported to the Company. The upper portion of the table shows the cumulative amounts subsequently paid as of successive years with respect to the liability. The table also shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimates change as more information becomes known about the frequency and severity of claims for individual years. A redundancy exists when the reestimated liability at each December 31 is less than the prior liability estimate and a deficiency exists when such reestimated liability is greater than the prior liability estimate. The cumulative redundancy or deficiency depicted in the table, for any particular calendar year, represents the aggregate change in the initial estimates over all subsequent calendar years. Each amount in the table below includes the effects of all changes in amounts for prior periods. The table does not present accident or policy year development data.

                                        YEAR ENDED DECEMBER 31,

------------------------------------------------------------------------------------------------------------------
                   1986     1987    1988     1989     1990     1991     1992     1993     1994     1995     1996
                                        (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES)
Reserve for losses
  and LAE,
  as stated      $21,094  $31,825  $39,573  $37,307  $31,124  $30,411  $35,153  $38,544  $48,971  $56,620  $72,993

Cumulative paid
  as of:
1 year later     $ 4,721  $ 7,615  $ 8,325  $ 9,751  $ 5,797  $ 7,183  $12,824  $16,116  $42,092  $43,035
2 years later      8,266    4,605   15,638   15,029   10,397   14,058   19,815   37,577   57,390
3 years later      9,966    9,319   19,153   18,701   15,799   17,179   27,514   42,848
4 years later     12,167   11,441   21,892   23,853   17,413   21,825   27,759
5 years later     13,401   13,191   23,533   24,996   20,709   21,930
6 years later     13,752   14,374   23,167   27,866   20,759
7 years later     14,339   14,678   24,912   27,880
8 years later     14,627   15,058   25,215
9 years later     14,887   13,551
10 years later    15,203

Reserve
  re-estimated
  as of:
1 year later     $20,723  $24,926  $34,442  $34,270  $30,537  $26,653  $32,205  $43,072  $68,706  $75,206
2 years later     20,393   21,206   32,999   36,045   25,890   26,801   31,901   51,534   73,025
3 years later     20,701   18,108   34,420   31,635   25,760   27,007   35,315   52,171
4 years later     18,909   21,837   31,186   32,075   25,328   27,890   34,413
5 years later     19,463   20,064   29,827   30,886   25,465   27,030
6 years later     17,649   19,425   26,824   31,645   25,369
7 years later     17,799   16,392   27,160   32,000
8 years later     15,763   16,663   28,770
9 years later     15,887   15,860
10 years later    17,020

Initial reserve
  in excess of
  (less than)
  re-estimated
  reserve:
Amount           $ 4,074  $15,965  $10,803  $ 5,307  $ 5,755  $ 3,381     $740  $(13,627) $(24,054) $(18,586)
Percent            19.3%    50.2%    27.3%    14.2%    18.5%    11.1%     2.1%   -35.4%      -49.1%    -32.8%

        The table below presents the gross development of the Company's GAAP liability for loss and LAE for 1994, 1995 and 1996 excluding American Meridian.

                                                                   Year Ended December 31,
                                                     ------------------------------------------------
                                                          1994             1995               1996
                                                          ----             ----               ----

                                                          (Dollars in thousands, except percentages)
 Gross reserve for losses and LAE as stated:            $138,131         $130,568           $132,515

 Cumulative paid as of:
   1 year later                                           73,064           69,712
   2 years later                                         109,407
 Gross reserve re-estimated as of:
   1 year later                                          162,952          149,504
   2 years later                                         160,125

 Gross initial reserve in excess of (less than)
 re-estimated reserve:
   Amount                                               (21,994)         (18,936)
   Percent                                                -15.9%           -14.5%

        The table below presents the ceded development of the Company's GAAP liability for losses and LAE for 1994, 1995 and 1996 excluding American Meridian. The ceded development represents the difference between the net development and the gross development.

                                                                   Year Ended December 31,
                                                     ------------------------------------------------
                                                          1994             1995               1996
                                                          ----             ----               ----
                                                          (Dollars in thousands, except percentages)
 Ceded reserve for losses and LAE as stated:             $89,160          $73,948           $59,522
 Cumulative paid as of:
   1 year later                                           30,972           26,674
   2 years later                                          52,014

 Ceded reserve re-estimated as of:
   1 year later                                           94,246           74,296
   2 years later                                          89,097

 Ceded initial reserve in excess of (less than)
 re-estimated reserve:
   Amount                                                     63             (348)
   Percent                                                    -               -.4%

     Conditions and trends that have affected reserve development in the past may not necessarily occur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the foregoing.

REINSURANCE

     The Company follows the customary industry practice of reinsuring a portion of the exposure under its policies and, as consideration, pays to its reinsurers a portion of the premium received on its policies. Under certain treaties, the agreed-upon premium may vary within predetermined ranges based upon the level of losses experienced by the reinsurer and subject to reinsurance deductible amounts. Insurance is ceded principally to reduce an insurer's liability on individual risks and to protect against catastrophic losses. Although reinsurance does not legally discharge an insurer from its primary liability to policyholders for the full amount of coverage provided by its policies, it does make the assuming reinsurer liable to the insurer to the extent of the reinsurance ceded.

     The Company is a party to reinsurance contracts under which certain types of policies are automatically reinsured without the need for approval by the reinsurer with respect to the individual risks that are covered ("treaty reinsurance"). The Company also is a party to reinsurance contracts which are handled on an individual policy or per risk basis and require the specific agreement of the reinsurer as to each risk insured ("facultative reinsurance"). The Company may secure facultative reinsurance to supplement its coverage under treaty reinsurance.

     The Company structures separate reinsurance programs for the Aviation Division, the P&C Division and the Marine Division. Under its current aviation reinsurance protections, the Company has limited its net retained loss for any one occurrence to a maximum of $200,000 for liability loss and $150,000 for hull loss. Under its current property and casualty reinsurance protections, the Company has limited its net retained loss to a maximum of $250,000 for any one occurrence. Under its current marine reinsurance protections, the Company has limited its net retained loss for any one occurrence to a maximum of $75,000. In addition, the Company purchased catastrophe protection to limit its retention to $250,000 for the Aviation Division, $500,000 for the P&C Division, and $75,000 for the Marine Division in a single occurrence involving multiple policyholders, such as a hurricane, flood or earthquake, up to $1,000,000. Occurrences above $1,000,000 are protected by a combined catastrophe program which reinsures 95% of a single occurrence above $1,000,000 up to $20,000,000. The 1997 renewal of the catastrophe program extends the coverage up to $30,000,000. The Company also reinsures on a facultative basis when it writes a risk with limits of liability exceeding the maximum limits of its treaties or when it otherwise considers such action appropriate.

     Treaty reinsurance may be ceded under treaties on both a proportional basis (where the reinsurer shares proportionately in premiums and losses) and an excess-of-loss basis (where only losses above a specified amount are reinsured). One of the most significant steps taken by the Company in its emphasis on retaining more of the aviation premiums originated by it was the restructuring of its aviation reinsurance program in 1992. The Company changed its primary aviation reinsurance program from proportional treaty reinsurance placed primarily in the foreign market to primarily excess-of-loss treaty reinsurance with 100% of the working layers (covering hull losses up to $3,000,000 and liability losses up to $5,000,000) placed in the domestic market. Largely as a result, the Company retained 45.5%, 60.1% and 65.6% of its aviation gross premiums produced in 1994, 1995 and 1996, respectively.

     The availability, cost and limits of reinsurance purchased can vary from year to year based upon prevailing market conditions and the Company's desired retention levels. The Company's aviation reinsurance programs renew on July 1 of each year. In the process of renewing its 1996 aviation reinsurance protections, the Company was able to successfully renew its reinsurance protections at a reduced cost.

     In formulating its reinsurance programs, the Company is selective in its choice of reinsurers and considers numerous factors, the most important of which is the financial stability of the reinsurer. In an effort to minimize its exposure to the insolvency of any reinsurer, the Company carefully evaluates the acceptability of each reinsurer. As part of American Eagle's acquisition of AEIC and AOA in 1986, American Eagle agreed that AEIC should assume the risk of uncollectible reinsurance relating to reinsurance arranged by AOA for aviation business AOA managed between June 30, 1986 and December 31, 1992 for its formerly affiliated insurers. Since the acquisition, AEIC has not written off any reinsurance recoverables; however, the Company has provided an allowance of $1.4 million for uncollectible reinsurance.

     The following table sets forth certain information related to the Company's 15 largest reinsurers based on ceded reinsurance premiums during 1996.

                                                      CEDED               NET               1996
                                                   REINSURANCE        REINSURANCE           BEST
  REINSURERS                                        PREMIUMS         RECOVERABLE(1)        RATING(2)
  ----------                                     --------------      --------------        ---------

                                            (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES)
                                             ----------------------------------------
Zurich Reinsurance Centre, Inc.                    $  16,954            $  22,185            A
Lloyds of London                                       7,603                9,257           (3)
Kemper Reinsurance Company                             2,632                2,042            A-
Chartwell Reinsurance Company                          2,541                3,312            A
Nac Reinsurance Corporation                            1,317               18,779            A
St. Paul Fire & Marine Insurance Company               1,170                1,901             A+
TIG Reinsurance Company                                  789                1,498            A
Hanover Ruckversicherungs AG.                            729                  146         S&P AAA
Frankona Ruckversicherungs AG.                           704                1,557         S&P AA+
American Reinsurance Company                             660                    2             A+
Transatlantic Reinsurance Company                        636                1,552             A+
San Francisco Reinsurance Company                        628                  934            A-
North Star Reinsurance                                   569                1,296            A
Everest Reinsurance Company                              464                  828            A
Gerling Global Re (US)                                   341                  447
                                                   ---------            ---------

  Top 15 reinsurers                               $   37,737            $  65,736
                                                  ==========            =========

  All reinsurers                                   $  46,591            $  69,242

  Percentage of total represented
  by top 15 reinsurers                                 81.0%                94.9%

____________________________________________
(1) Includes losses and LAE paid, outstanding losses and LAE, incurred but not reported reserves and unearned premium reserves net of ceded reinsurance premiums payable as of December 31, 1996.
(2) Except as otherwise indicated, A.M. Best Company rating currently assigned.
(3) See discussion of Lloyd's syndicates below.
(4) Insurance Solvency International ranking.

     Lloyd's of London is a collection of underwriters, known as "names," who generally group together annually to form syndicates. Lloyd's reported material aggregate losses for its underwriting years of account prior to 1992. These losses have had serious effects on Lloyd's in general, and on certain syndicates in particular. On September 3, 1996, Lloyds of London obtained approval from the UK Government to reinsure all 1992 and prior years liabilities into Equitas Limited in order to obtain operating and investment efficiencies and provide for future development of 1992 and prior liabilities. The reinsurance of the 1992 and prior liabilities does not relieve the Lloyds Syndicate of their responsibility for those liabilities but does place Equitas Limited as the entity of first course. There has also been a substantial decrease in the underwriting capacity of Lloyd's syndicates in recent years. These and other adverse developments could affect the ability of certain syndicates to continue to underwrite risk and the ability of insureds to continue to place business with particular syndicates. It is not possible to predict what effects the circumstance described above may have on Lloyd's and the Company's contractual relationship with Lloyd's syndicates in the future. However, the Company is not currently aware of any circumstances that would lead the Company to believe that the amounts recoverable from any Lloyd's syndicate may be uncollectible.

    S&P has published stability rankings for Lloyd's syndicates, which rate, based on a five-tier system, a syndicate's financial characteristics over the most recent four years of reported results. Under this system, a ranking of one asterisk is assigned to syndicates that have demonstrated the least favorable financial characteristics, a ranking of three asterisks is assigned to syndicates that have demonstrated middle-range financial characteristics and a ranking of five asterisks is assigned to syndicates that have demonstrated the most favorable financial characteristics. No ranking is given for syndicates that have not closed at least two underwriting years. In the most recent S&P ranking, which is based on underwriting years up to and including 1995, all ranked syndicates to which the Company cedes risk were ranked either ***, **** or *****.

INVESTMENTS

    The Company has a conservative investment philosophy with the object of maximizing investment returns, consistent with appropriate safety, diversification, tax and regulatory considerations, and providing sufficient liquidity to enable the Company to meet its obligations on a timely basis. The Company's portfolio is comprised of investment-grade fixed income securities. The Company has no investments in real estate, mortgages, collateralized mortgage obligations, non-investment-grade bonds, private placements or derivative securities.

    The Company's investment practices are governed by guidelines established and approved by its Board of Directors and by the qualitative and quantitative limits prescribed by the Texas Insurance Code and the Texas Insurance Department. The Company has engaged Luther King Capital Management, Inc. and Aon Advisors, Inc. to manage its investment portfolio, subject to the investment guidelines adopted by the Board of Directors and regulatory requirements. The Investment Committee of the Company's Board of Directors meets periodically with management to set investment policy and review the performance of the Company's investment managers. In addition, representatives of the outside investment managers consult at least quarterly with management regarding portfolio performance and characteristics.

    The Company's management determines the appropriate classification of securities at the time of purchase. If the Company's management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized cost. Securities to be held for indefinite periods of time and not specifically intended to be held to maturity are classified as available for sale and carried at market value.

    The following table shows the Company's investments and cash and cash equivalents as of December 31, 1996.

                                                                                            Percent of Market
                                                Carrying Value         Market Value               Value
                                               --------------------------------------------------------------
                                                                  (Dollars in thousands)
 Fixed income securities
   Available for sale                                $29,167              $29,167                  44.3%
   Held to maturity                                   23,479               23,264                  35.4%
                                                      ------               ------                -------
     Total fixed income securities                   $52,646              $52,431                  79.7%

 Short-term investments                               13,347               13,347                  20.3%
                                                     -------              -------               --------
     Total investments                               $65,993              $65,778                 100.0%
                                                     =======              =======                -------
 Cash and cash equivalents                        $   23,094              $23,094
                                                  ==========              =======

    The following table shows the composition of the Company's fixed income investment portfolio by rating as of December 31, 1996. The Company did not have at December 31, 1996, and does not currently have, any investments rated below 2 by the National Association of Insurance Commissioners ("NAIC").



      NAIC            S&P's Equivalent            Carrying Value         Market Value         Percent of
   RATING (1)            Description          (Dollars in Thousands)                         Market Value
----------------------------------------------------------------------------------------------------------
        1                    AAA                      $22,430              $22,223                42.4%

        1                    AA                         7,728                7,720               14.7

        1                     A                        16,421               16,421               31.3
        2                    BBB                        6,067                6,067               11.6
                                                      -------               ------             ------

                            TOTAL                     $52,646              $52,431               100.0%
                                                      =======              =======               =====

----------------------------
(1) The Securities Valuation Office of the NAIC maintains a security valuation system that assigns a numerical rating to each security. The numerical ratings generally correspond to S&P's classifications, as indicated, although S&P has not necessarily rated the securities as indicated. The ratings assigned by the NAIC range from Class 1 to Class 6, with Class 1 as the highest quality rating.

 The S&P rating system utilizes various symbols to indicate the relative investment quality of a rated bond. "AAA" rated bonds are judged to be the best quality and are considered to carry the smallest degree of investment risk. "AA" rated bonds are judged to be of high quality by all standards. Together with "AAA" bonds, these bonds comprise what are generally known as high grade bonds. "A" rated bonds possess many favorable investment attributes and are considered to be upper medium grade obligations. "BBB" rated bonds are considered as medium grade obligations; they are neither highly protected nor poorly secured.

 The following table sets forth contractual maturities for the Company's fixed income investment portfolio at December 31, 1996. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Percent of
                                                            Carrying Value                  Carrying Value
                                                            --------------                  --------------
                                                                       (Dollars in thousands)
Maturity category
  Less than one year                                          $ 5,085                          9.7%
  One year to three years                                      12,183                         23.1%
  Over three years to five years                                2,104                          4.0%
  Over five years to seven years                               15,444                         29.3%
  Over seven years to ten years                                 8,333                         15.9%
  Over ten years                                                9,497                         18.0%
                                                              --------                        ----

      Total                                                   $52,646                         100.0%
                                                              =======                         =====

     Realized gain/(losses) on investments                     (74)

    The Company's investment strategies are designed to take into account the liability profiles of each division and provide for appropriate asset/liability matching. At December 31, 1996, the Company's fixed income portfolio had a weighted average life of 4.8 years and an average duration of 3.6 years.

    The following table reflects the Company's investment results for each year in the five-year period ended December 31, 1996.

                                                                Year Ended December 31,
                                               -----------------------------------------------------------
                                               1992          1993         1994          1995          1996
                                               ----          ----         ----          ----          ----
                                                       (Dollars in thousands, except percentages)
 Average invested asset                     $53,273       $55,984      $82,046      $100,261       $84,932

 Net investment income                        2,880         2,918        4,106         5,497         4,470
 Realized gains (losses) on investments       1,622         1,414          (33)          496           (74)

 Net tax-adjusted yield on average            5.4%          5.2%          5.2%          5.7%           5.8%
 invested assets (excluding realized
 gains (losses) on investments

REGULATION

    American Eagle's subsidiaries are subject to regulation by government agencies in the states in which they do business. The nature and extent of such regulation vary from jurisdiction to jurisdiction, but typically involve prior approval of the acquisition of control of an insurance company or of any company controlling an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, approval of premium rates for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained, limitations on types and amounts of investments, restrictions on the size of risks which may be insured by a single company, licensing of insurers and agents, deposits of securities for the benefit of policyholders, approval of policy forms, methods of accounting, establishing reserves for losses and LAE, regulation of underwriting and marketing practices, regulation of reinsurance and filing of annual and other reports with respect to financial condition and other matters. These regulations may impede, or impose burdensome conditions on, rate increases or other actions that the Company might want to take to enhance its operating results. Such regulation is generally intended for the protection of policyholders rather than security holders. In addition, state regulatory examiners perform periodic examinations of insurance companies.

    In addition to the regulatory supervision of the Company's insurance subsidiaries, American Eagle is also subject to regulation under the Texas Insurance Holding Company System Regulatory Act (the "Holding Company Act"). The Holding Company Act contains certain reporting requirements including those requiring AEIC to register and annually file certain reports with the Texas Insurance Commissioner (the "Texas Commissioner"). The annual registration statements call for current information regarding the capital structure, general financial condition, ownership and management of AEIC and persons controlling it, and for the disclosure of the identity and relationship of every member of its insurance holding company system. The registration statement must also disclose certain agreements and transactions between AEIC and its affiliates, which agreements and transactions must satisfy certain standards set forth in the Texas Insurance Code.

    Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. In addition, individual state insurance departments may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Such developments may result in adverse effects on the profitability of various lines of insurance.

    Dividends. The payment of dividends by AEIC to American Eagle is regulated by the Texas Insurance Code. These laws provide that a property and casualty insurance company may not pay any dividends except from earned surplus arising from its business. This provision is interpreted to mean accumulated, realized, earned surplus, as distinguished from paid in surplus or unrealized earnings or surplus. In addition, these laws also provide that the maximum amount of dividends or other distributions that AEIC may declare or pay to American Eagle within any 12-month period, without the permission of the Texas and Commissioner, is limited to the greater of 10% of policyholders' surplus (excluding unrealized capital gains and losses) as of the end of the prior year or 100% of net income for the prior year, both determined in accordance with statutory accounting principles ("SAP"). If insurance regulators determine that payment of a dividend or any other payments to an affiliate would, because of the financial condition of AEIC or otherwise, be hazardous to its policyholders or creditors, the regulators may prohibit payments that would otherwise be permitted without prior approval.

     During 1996, AEIC paid no dividends to American Eagle. The amount of future dividends may be limited by business and regulatory considerations. However, based upon restrictions presently in effect, the maximum amount available for payment of dividends to American Eagle by AEIC without prior approval of regulatory authorities is $2.0 million, if at the time of payment it has earned surplus at least equal to the amount of the dividend. At December 31, 1996, AEIC had unassigned earned surplus (deficit) of zero. AEIC received permission from the Department of Insurance of the State of Texas to reset earned surplus to zero at December 31, 1996 by transferring from the paid in capital account the amount necessary to bring the earned surplus account to zero. No dividend can be paid prior to January 1, 1998.

     Transactions with Affiliates. Under the Texas Insurance Code, AEIC may not enter into certain transactions, including sales, loans, investments, reinsurance agreements and the systematic rendering of services, with members of its insurance holding company system unless AEIC has notified the Texas Commissioner of its intentions to enter into such transactions 30 days prior thereto or such shorter period as the Texas Commissioner permits and the Texas Commissioner has not disapproved of them within that period. Any such transactions that in any twelve month period aggregate at least 5% of AEIC's admitted assets or

25% of its policyholders' surplus are subject to prior approval by the Texas Commissioner. Among other things, such transactions are subject to the requirements that their terms be fair and equitable, charges or fees for services performed be reasonable and AEIC's policyholders' surplus following any dividends or distributions be reasonable in relation to its outstanding liabilities and adequate to its financial needs.

     Membership in Insolvency Funds and Associations; Mandatory Pools. Most states require property and casualty insurers to become members of insolvency funds or associations which generally protect policyholders against the insolvency of an insurer writing insurance in the state. Members of the fund or association must contribute to the payment of certain claims made against insolvent insurers. Maximum contributions required by law in any one year vary between 1% and 2% of annual premiums written. The Company's assessments from guarantee funds were immaterial for 1994, 1995 and 1996. Most of these payments are recoverable through future policy surcharges and premium tax reductions.

     The Company is also required to participate in various mandatory insurance facilities or in funding mandatory pools, which are generally designed to provide insurance coverage for consumers who are unable to obtain insurance in the voluntary insurance market. These pools typically require all companies writing property insurance in the state for which the pool has been established to fund deficiencies experienced by the pool based upon each company's relative premium writings in that state, with any excess funding typically distributed to the participating companies on the same basis. The financial impact of such assessment has been immaterial in each of the years 1994, 1995 and 1996.

     Risk-Based Capital. The Texas Department of Insurance has adopted a rule substantially similar to the NAIC risk-based capital model act. The model act sets regulatory levels with respect to minimum capital requirements for property and casualty insurers based on the underwriting, investment and other business risks inherent in an insurer's operations. Under the model act, any insurance company that does not meet threshold risk-based capital levels ultimately could be subject to regulatory intervention, mandatory rehabilitation or liquidation proceedings. As of December 31, 1996, AEIC's capital was less than two times the risk based capital requirement, and AEIC is preparing a capital plan for review and approval of the Insurance Department of the State of Texas.

     NAIC IRIS Ratios. The NAIC's Insurance Regulatory System ("IRIS") was developed by a committee of state insurance regulators and is intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business.

     At December 31, 1996, AEIC was outside the "usual values" with respect to eight ratios: Net Premium Written to Surplus; Two-year Overall Operating Ratio; Change in Surplus; Liabilities to Liquid Assets; Agents' Balances to Surplus; One-Year Reserve Development to Surplus; Two-Year Reserve Development to Surplus; and Estimated Current Reserve Deficiency to Surplus. AEIC was outside the usual values for each of these tests due to the reserve addition made in 1996.

     Legislative and Regulatory Proposals. From time to time, various regulatory and legislative changes are proposed in the insurance industry. The Company is unable to predict whether any of these proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on the operations and financial condition of the Company.

COMPETITION

     The property and casualty insurance industry is highly competitive. In its aviation lines of business, the Company competes primarily with other aviation specialty insurers and underwriting organizations, including aviation underwriting pools composed of large national multi-line insurers. In its marine line of business, the Company competes primarily with national and regional insurers, some of which are specialty insurers in the Company's lines of business. Many of these insurers and underwriting organizations are substantially larger, have significantly greater financial resources and have higher A.M. Best ratings than the Company.

     The Company's principal methods of competing are to offer combinations of what it believes are superior products and services (including claims services) and competitive rates, to distribute its products efficiently and to market them effectively. The Company's Aviation and Marine Divisions have traditionally marketed their products through independent producers. Because most independent producers represent more than one company, the Company faces competition within each producer.

EMPLOYEES

     The Company employed 220 full-time employees at February 28, 1997. None of the employees are represented by a labor union and management considers its relationship with its employees to be generally excellent.

ITEM 2:  PROPERTIES.

     American Eagle maintains its home office in Dallas, Texas, where the Company leases approximately 50,000 square feet of space in a 17 story office building at an annual rental of approximately $760,000. The lease expires on June 16, 2001. The Company maintains a branch office in Sacramento, California, leasing an aggregate of approximately 11,000 square feet of office space at an annual rental of approximately $252,000. The lease expires on January 31, 1998. The Company maintains a branch office in Baltimore, Maryland, leasing approximately 1,210 square feet of office space at an annual rental of approximately $18,150 each year. The lease expires on December 31, 1997.

ITEM 3:  LEGAL PROCEEDINGS.

     American Eagle and its subsidiaries are routinely parties to pending or threatened legal proceedings and arbitrations. These proceedings involve alleged breaches of contract, torts, including bad faith and fraud claims, and miscellaneous other causes of action. These lawsuits may include claims for punitive damages in addition to other specified relief. The Company insures or reinsures some, but not all, of its exposure to such damages. Based upon information presently available, and in light of legal and other defenses available to the Company, management does not consider liability from any threatened or pending litigation to be material.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    A special meeting of the stockholders of American Eagle was held on December 31, 1996 for the purpose of voting upon a proposal to approve the Securities Purchase Agreement dated as of November 5, 1996 between American Eagle and American Financial Group, Inc. ("AFG") and the performance by American Eagle of all transaction and acts contemplated thereby, including, among other things, the sale and issuance to AFG for an aggregate purchase price of $35 million of 350,000 shares of American Eagle's Series D Preferred Stock. At the meeting, there were 4,707,736 votes cast for and 444,276 votes cast against such matter, and 400 abstentions and broker non-votes.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     The Company's Common Stock, $.01 par value per share (the "Common Stock"), is traded on the New York Stock Exchange under the symbol "FLI."

     The following table shows the cash dividend declared and the high and low sales prices per share of the Common Stock on the New York Stock Exchange for each full quarterly period within the two most recent fiscal years:

 Quarter Ended                         High                         Low                      Dividend
 -------------                         ----                         ---                      --------
 March 31, 1995                       $10.625                     $ 8.000                      $.03
 June 30, 1995                        $12.000                     $ 9.000                      $.03
 September 30, 1995                   $12.000                     $10.375                      $.03
 December 31, 1995                    $12.125                     $ 9.250                      $.04
 March 31, 1996                       $11.00                      $ 7.500                      $.04
 June 30, 1996                        $7.750                      $ 4.250                      $.04
 September 30, 1996                   $5.000                      $ 3.750                       _
 December 31, 1996                    $4.875                      $ 3.375                       _

Stockholders

     The Company has three classes of authorized capital stock: 20,000,000 shares of Common Stock, $.01 par value per share, 1,000,000 shares of nonvoting common stock, $.01 par value per share (the "Nonvoting Common Stock"), and 5,000,000 shares of preferred stock, $.01 par value per share, 162,857 of which are designated Series B Cumulative Preferred Stock, $.01 par value per share (the "Series B Preferred Stock"), and 546,200 of which are designated Series D Preferred Stock, $.01 per value per share (the "Series D Preferred Stock"). As of March 21, 1997, there were 7,047,098 shares of Common Stock outstanding held by 170 stockholders of record, there were 142,857 shares of Series B Preferred Stock outstanding held by two stockholders of record and there were 350,000 shares of Series D Preferred Stock outstanding held by one stockholder of record.

Dividends

     In September 1996, American Eagle announced that it would discontinue the regular quarterly dividend on the Common Stock. Any determination to pay cash dividends in the future will be at the discretion of American Eagle's Board of Directors and will be dependent upon the Company's results of operations, financial condition, regulatory and contractual restrictions and other factors deemed relevant. As an insurance holding company, American Eagle depends primarily on dividends from AEIC to meet operating expenses and to fund cash dividends, if any, to stockholders. See "Item 1: Description of Business--Regulation--Dividends" for a description of the regulatory restrictions on the payment of dividends by AEIC to American Eagle. See also "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Reserves."

ITEM 6:  SELECTED FINANCIAL DATA
(Dollars in Thousands Except Per Share Amounts)

FOR THE YEAR                      1990          1991         1992         1993         1994        1995           1996
                                  ----          ----         ----         ----         ----        ----           ----
Gross premiums produced (1)    $ 94,565     $ 103,752    $ 114,750     $ 139,847   $ 167,207    $ 181,561     $   151,182
Net premiums written           $  7,350     $  30,895    $  51,250     $  71,869   $  95,997    $ 120,957     $    96,229
Earned premiums                $  6,874     $  16,592    $  43,725     $  66,091   $  82,725    $ 102,447     $   107,217
Net investment income          $  4,784     $   3,299    $   2,880     $   2,918   $   4,106    $   5,497     $     4,470
Realized investment gains
  (losses)                     $    202     $   1,719    $   1,622     $   1,414   $     (33)   $     496     $       (74)
Interest expense               $  1,465     $     682    $     462     $     708   $     800    $     987     $     1,132
Operating income (loss)        $  3,653     $   1,530    $   3,145     $   4,799   $  7,164     $(13,394)     $  (44,342)
Income (loss) before
  extraordinary items and
  cumulative effect of
  change in accounting         $  3,784     $   2,694    $   4,199     $   5,718   $   7,143    $ (13,076)    $  (44,416)
  principle                    $  3,784     $   3,624    $   6,079     $   5,718   $   7,143    $ (13,076)    $  (44,416)
Net income (loss)
Net income (loss) available    $  3,784     $   3,467    $   4,781     $   4,420   $   6,588    $ (13,174)    $  (44,514)
  for common
  stockholders(2)             3,091,493     3,469,448    3,469,448     3,469,448   5,684,386    7,052,998       7,048,898
Weighted average shares
  outstanding
Loss and LAE Ratio                 83.6%         55.7%        57.7%         62.3%       63.7%        88.8%          100.2%
Expense Ratio                      65.7%         49.4%        38.2%         29.8%       28.6%        36.4%           44.6%
                               --------     ---------    ---------     ---------   ---------    ---------     -----------
Combined Ratio                    149.3%        105.1%        95.9%         92.1%       92.3%       125.2%          144.8%
                               ========     =========    =========     =========   =========    =========     ===========

PER COMMON SHARE
Operating income               $   1.18     $    0.44    $    0.91     $    1.38   $    1.26    $   (1.90)    $     (6.29)
Operating income (loss) for
                               $   1.18     $    0.40    $    0.53     $    1.01   $    1.16    $   (1.91)    $     (6.30)
    common stockholders (2)    $   1.22     $    1.04    $    1.75     $    1.65   $    1.26    $   (1.85)    $     (6.30)
Net income (loss)
Net income (loss) for          $   1.22     $    1.00    $    1.38     $    1.27   $    1.16    $   (1.87)    $     (6.32)
  common stockholders (2)      $   4.34     $    5.63    $    7.00     $    8.27   $    9.12    $    7.58     $      1.06
Stockholders' equity           $   0.00     $    0.00    $    0.00     $    0.00   $    0.09    $    0.13     $      0.08
Dividends declared

AT YEAR END
Total cash and investments     $ 65,741     $  67,436    $  48,064     $  87,262   $  98,181    $ 106,792     $    89,087
Total assets                   $183,917     $ 211,646    $ 219,028     $ 337,103   $ 318,269    $  261,959
Reserve for loss and loss
  adjustment expenses          $ 96,954     $ 102,979    $  95,074     $ 122,342   $ 142,768    $ 136,528     $   138,133
Note payable                   $  9,945     $   3,295    $  10,000     $  10,000   $   9,250    $  11,250               -
Total liabilities              $167,226     $ 180,470    $ 183,114     $ 259,285   $ 271,139    $ 263,174     $   219,670
Redeemable preferred stock     $  1,629     $  11,629    $  11,629     $  11,629   $   1,629    $   1,629     $    34,793
Stockholders' equity           $ 15,062     $  19,547    $  24,285     $  28,708   $  64,335    $  53,466     $     7,496
Total debt to equity               76.8%         76.3%        89.1%        75.3%        16.9%        24.1%          464.2 %
Return on average equity           34.1%         20.0%        21.8%        16.7%        14.2%       (22.2)%        (145.7)%

SELECTED STATUTORY DATA
Policyholders' surplus         $ 28,376     $  31,471    $  40,204     $  44,752   $  65,107    $  50,465     $    20,351
Net premiums written to
  surplus                           0.3x          0.9x         1.1x          1.6x        1.3x         2.3x            5.2x
Loss and LAE Ratio                 71.4%         53.7%        57.9%         63.1%       64.2%        89.8 %         100.2%
Expense Ratio                      55.4%         38.2%        41.2%         30.0%       33.7%        34.9 %          43.5%
                               --------     ---------    ---------     ---------   ---------    ---------     -----------
Combined Ratio                    126.8%         91.9%        99.1%         93.2%       97.9%       124.7 %         143.7%
                               ========     =========    =========     =========   =========    =========     ===========

(1) For a discussion of gross premiums produced, see "Management's Discussion of Financial Condition and Results of Operations."

(2)   After deduction of preferred dividends.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto of American Eagle Group, Inc. and its subsidiaries (the "Company").


GROSS PREMIUMS PRODUCED

         As used in this discussion, gross premiums produced means the gross premiums written by American Eagle Insurance Company ("AEIC"), the Company's significant subsidiary, and by other companies for which the Company has authority to issue policies that are marketed, underwritten and serviced by the Company.

         The following table depicts the total amount of gross premiums produced by the Company, the portion of the gross premiums produced that were gross premiums written for other companies, and the amount of premiums which AEIC has assumed from such other companies. Gross premiums written is the portion of the gross premiums produced for AEIC together with the premiums AEIC assumes from such other companies. AEIC cedes a portion of its gross premiums written to reinsurers for reinsurance protection. The ceded premiums reduce the amount of gross premiums written, resulting in the net premiums written by AEIC. The gross premiums produced for other companies may generate commission income for the Company but do not provide an opportunity to generate an underwriting profit unless AEIC assumes premiums and related risk from the other companies. The net premiums written by AEIC provide an opportunity to generate underwriting profit but can result in underwriting losses.

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1996         1995          1994
                                           --------    ----------    ----------
                                                   (Dollars in thousands)
Gross premiums produced                    $ 151,182   $  181,561    $  167,207
    For other companies                      (20,985)     (15,560)      (15,332)
    Assumed from other companies              12,622        6,235         7,268
                                           ---------   ----------    -----------
    Gross premiums written                   142,819      172,236       159,143
    Ceded premiums                           (46,590)     (51,279)      (63,146)
                                           ---------   ----------    ----------
         Net premiums written              $  96,229   $  120,957    $   95,997
                                           =========   ==========    ==========

         The Company obtains reinsurance coverage primarily through excess-of-loss treaty reinsurance. Under excess-of- loss reinsurance treaties, the reinsurer assumes losses above specified amounts as stipulated in the reinsurance contract for an agreed-upon premium. The agreed-upon premium may vary within predetermined ranges based upon the level of losses experienced by
the reinsurer.   AEIC's maximum net retention is $200,000 for liability loss and $150,000 for hull loss in the Aviation Division subject to reinsurance deductible amounts, $250,000 per occurrence in the P & C Division and $75,000 per occurrence in the Marine Division.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         In the fourth quarter of 1996 the Company announced a proposal to the holders of common stock to approve a securities purchase agreement dated as of November 5, 1996. The shareholders approved the agreement on December 31, 1996. The securities purchase agreement included, among other things, the sale and issuance for $35 million of 350,000 shares of the Company's Series D Preferred Stock, the issuance of up to an additional 196,200 shares of Series D Preferred Stock if the Company elected to issue additional Series D Preferred Stock for the first five years in lieu of paying the quarterly cash dividends due on the Series D Preferred Stock, and the issuance of up to 10,403,810 shares of Common Stock upon conversion of the Series D Preferred Stock. The agreement also required the Company to record a $15 million reserve addition in its financial results for the fourth quarter of 1996. Based upon additional data, analyses and evaluations, including analysis from its independent actuary, the Company increased the level of the reserve addition to approximately $30.0 million. After the announcement of the withdrawal from the transportation program for local and intermediate-haul truckers at the beginning of the fourth quarter of 1996, the Company ended the quarter with higher transportation loss levels than in prior quarters, while premium levels declined faster than originally anticipated. Losses from the auto dealer program, which was discontinued in 1995, also continued at higher-than-anticipated levels. The year-end actuarial analysis, taking these patterns into account, resulted in significant reserve additions for incurred-but-not-reported ("IBNR") losses and related reinsurance costs for these lines of business. The remainder of the reserve additions are predominantly increases in reserves for IBNR losses and related reinsurance costs for the aviation lines of business. Of the total $30.0 million reserve addition, approximately $19.1 million resulted from increases in IBNR losses, and the remainder resulted from increased levels of ceded reinsurance premiums.

         Case and IBNR reserves do not represent an exact calculation of liability but, rather, are estimates involving actuarial and statistical projections at a given time to reflect the Company's expectations of the ultimate costs of administration and settlement of claims. Such estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims reporting frequency and severity and other variable factors. As a consequence, although the Company believes that its reserves at December 31, 1996, are adequate to meet its future obligations under existing policies, actual losses may deviate, perhaps substantially, from reserves reflected in the Company's consolidated financial statements. There are a number of factors that could cause losses to deviate from estimates.
Such factors could include assumptions proving incorrect regarding the positive effect of changes in underwriting and claims handling improvements on future trends in claims reporting, frequency and severity of losses, and increases in claims settlement costs due to higher inflation or new theories of liability. To the extent reserves prove inadequate, the Company would have to increase reserves and incur a charge to earnings in the period in which the reserves are increased, which could have a material adverse effect on the financial position and results of operations the Company for such period.

         As a result of the effect of the 1996 loss on statutory policyholders' surplus of AEIC, in March 1997, A.M. Best Company lowered its rating of AEIC to "D." This reduction could have a material adverse impact on AEIC's ability to generate premium income. The loss in policyholders' surplus also restricts the amount of premium income that AEIC can write. Consequently, the Company and Zurich Reinsurance Centre, an affiliate of Zurich Insurance Group, are implementing an expanded underwriting agreement to make available A.M. Best "A" rated policies for all of American Eagle's general aviation product lines.
Additional regulatory filings to provide this coverage are in progress.   The
Company expects that these factors will increase the amount of business that the Company assumes from other companies that provide the "A" rated policies, and it will substantially reduce the amount of business the Company directly writes for its own account in the future. The Company has also engaged Credit Suisse First Boston to pursue alternatives including, among other things, sale of the Company or assets of the Company, a rights offering to stockholders, a sale of securities and other alternatives to increase underwriting capacity.


Gross Premiums Produced

         Gross premiums produced decreased 16.7% to $151.2 million in 1996 from $181.6 million in 1995. Of this decrease, 7.8% was produced by the P&C Division, 10.7% was produced by the Aviation Division, which was partially offset by a 1.8% increase produced by the Marine Division. The Aviation Division's gross premiums produced decreased 15.1% to $108.7 million in 1996 from $128.1 million in 1995. This decline was due to a decrease in policies in force resulting from underwriting actions taken by the Company in its commercial aviation book of business and from business lost due to its decline in credit rating. Gross premiums produced by the P&C Division decreased 28.3% to $35.9 million in 1996 from $50.1 million in 1995. This decrease results from a decision to discontinue the auto dealer program in the fourth quarter of 1995 and the transportation program in the fourth quarter of 1996, offset by growth in the artisan program. On March 22, 1997 the Company announced that its principal subsidiary, American Eagle Insurance Company, had entered into a letter of intent to sell its artisan program and complete its strategic plan for a complete withdrawal from the specialty property and casualty lines of business. The sale, subject to definite documentation, approvals of the boards of directors, regulatory approvals and licenses, and
other customary conditions would result in an immaterial gain.   The Marine
Division's gross premiums produced increased 100.0% to $6.6 million in 1996 from $3.3 million in 1995 as a result of more policies in force.

         Gross premiums produced for other companies is comprised of premiums written for other companies which are assumed by the Company and those premiums written for other companies for higher coverage limits which are retained by the other companies. Such amounts increased 34.6% to $21.0 million in 1996 from $15.6 million in 1995 as a result of writing more business on policies of companies rated at least "A-" by A.M. Best Company because of the decline in the rating of the Company.

         The gross premiums assumed from other companies increased 103.2% to $12.6 million in 1996 from $6.2 million in 1995 as a result of the increase in the amount of gross premiums produced for other companies.

         Gross premiums written decreased 17.1% to $142.8 million in 1996 from $172.2 million in 1995 primarily as a result of the factors noted in the three preceding paragraphs.

         Ceded premiums decreased 9.2% to $46.6 million in 1996 from $51.3 million in 1995. The ceded premiums in the Aviation Division decreased 30.6% to $29.0 million in 1996 from $41.8 million in 1995 as a result of improved ceded loss experience. The ceded premiums in the P&C Division increased 79.2% to $16.3 million in 1996 from $9.1 million in 1995 as a result of deteriorating loss experience. The ceded premiums in the Marine Division increased, generally, consistently with the increase in gross premiums produced.

         Net premiums written decreased 20.5% to $96.2 million in 1996 from $121.0 million in 1995 as a result of the matters described above.


Revenues

         Earned premiums, net of reinsurance, increased 4.7% to $107.2 million in 1996 from $102.4 million in 1995. Of this increase, 8.6% was related to the Aviation Division and 2.8% to the Marine Division, which was offset by a 6.7% decrease in the P&C Division. The reasons for the changes in the components of gross premiums produced resulted in the increase.

         Investment income, net of related expenses, decreased 18.2% to $4.5 million in 1996 from $5.5 million in 1995. Average invested assets decreased
15.4% to $84.9 million in 1996 from $100.3 million in 1995.   The decrease in
average invested assets was a result of cash flow used by operations, which resulted primarily from reductions in unearned premiums and decreases in other policy liabilities. The yield for the year increased to 5.6% from 5.5% in 1995.

         Realized investment gains (losses), net, were $(0.1) million in 1996 compared to $0.5 million in 1995.

         Agency operations is that portion of business not focused on premium-generating insurance company underwriting operations. The operations consisted of the generation of commission income offset by operating expense. Agency operations, net, were approximately $0.4 million in 1996 and 1995.


Operating Expenses

         Losses and loss adjustment expenses, net of reinsurance, were 100.2% of earned premiums, net of reinsurance in 1996 as compared to 88.8% in 1995. The ratio of losses and loss adjustment expenses to earned premiums, net of reinsurance, is referred to as the loss ratio. The Aviation Division loss ratio decreased to 75.6% in 1996 from 92.2% in 1995. The Aviation Division losses include approximately $12.9 million of the $30.0 million reserve addition previously discussed herein. Losses in the Aviation Division recorded in 1996 applicable to prior years were $7.5 million, with most of the amounts related to the 1995 year. The P&C Division loss ratio increased to 169.4% in 1996 from 82.6% in 1995. These losses include approximately $16.6 of the $30.0 million reserve addition previously described. Losses recorded in 1996 applicable to prior years for the P&C Division were approximately $10.8 million and related primarily to the commercial automobile liability coverages of the transportation program. The Marine Division loss ratio decreased to 74.8% in 1996 from 80.0% in 1995. The improvement in the Aviation Division loss ratio in 1996 compared to 1995, is primarily attributable to the underwriting enhancements made in late 1995 and early 1996 for the commercial aviation book of business. The P&C Division loss ratio increased in 1996 due to the continued adverse results of the auto dealer program, which was discontinued in the fourth quarter of 1995, and the adverse results in 1996 for the transportation program, which was discontinued in the fourth quarter of 1996.

         Policy acquisition and other underwriting expenses were 44.6% of earned premiums, net of reinsurance, in 1996 and 36.4% of earned premiums, net of reinsurance, in 1995. The ratio of policy acquisition and other underwriting expenses, computed on a GAAP basis, to earned premiums, net of reinsurance, is referred to as the expense ratio. The increase in the expense ratio in 1996 compared to 1995 was due to an increase in net commission expense and a reduction in new premium production. In a period of declining premium production, as occurred between 1996 and 1995, not only are expenses incurred in the current period not deferred to future periods because the book of business is decreasing, but expenses deferred in prior periods when the book was growing are expensed in the current period.

         A measure of the Company's underwriting performance is its combined ratio, which is the total of its loss ratio and expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. The Company's combined ratio increased to 144.8% in 1996 from 125.2% in 1995 as a result of the factors discussed above.

         Interest expense increased 10.0% to $1.1 million in 1996 from $1.0 million in 1995 due to an increase of $2.0 million in the outstanding note payable for most of 1996. As of December 1996, the note payable balance was fully paid.


Loss

         Loss before income tax benefit was $44.4 million in 1996 compared to $20.4 million in 1995 as a result of the factors described above.

         The income tax benefit in 1995 resulted from the Company's ability to carryback losses to prior years and recover previously paid taxes. In accordance with the requirements of SFAS No. 109, the Company did not record an income tax benefit relating to the net operating loss carryforward generated in 1996. At December 31, 1996 the Company had a net operating loss carryforward of approximately $45.0 million available to offset future income. During 1996, the Company underwent a change in ownership for purposes of Section 382 of the Internal Revenue Code of 1986. As a result, the Company's net operating loss carryforward will be limited to approximately $1.9 million per year through 2011. At the current statutory tax rate of 34%, the Company has an unrecorded income tax benefit of approximately $14.1 million.

         The Company recorded a net loss of $44.4 million in 1996 compared to a net loss of $13.1 million in 1995.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

1995 Special Charge to Earnings

         During the fourth quarter of 1995, the Company recorded a special charge to earnings of $20.6 million (after tax) for certain discontinued lines and classes of business and increased reserves for IBNR losses and unearned premiums.

         Approximately $8.9 million of the special charge resulted from additional case reserves and related costs for three segments of the Aviation Division in which certain classes of coverage were discontinued. Approximately $.7 million of the special charge resulted from additional case reserves and related costs for the discontinued auto dealer program of the P&C Division.
The remainder of the special charge, approximately $11.0 million, resulted from an increase in IBNR and unearned premium reserves, which included reserves for the discontinued lines and classes of business. Of the increase in IBNR and unearned premium reserves, $7.1 million was attributed to the Aviation Division, and $3.9 million to the P&C Division.

         The Aviation Division discontinued writing coverages for the flying club segment and certain classes in the instruction and rental and the charter segments. The discontinued segment and classes, together, represented less than 10% of the Aviation Division's total 1995 book of business, but had significant adverse impact on the overall underwriting results of the Division. In 1995, the P&C Division discontinued its auto dealer program, which represented the smallest of the three P&C Division segments. This segment had gross premiums produced of $9.9 million in 1995, or 19.7% of total P&C Division gross premiums produced.

         Case and IBNR reserves do not represent an exact calculation of liability but, rather, are estimates involving actuarial and statistical projections at a given time to reflect the Company's expectations of the ultimate costs of administration and settlement of claims. Such estimates are based on facts and circumstances then known, predictions of future events, estimates of future trends in claims reporting frequency and severity and other variable factors. As a consequence, although the Company believes that its reserves at December 31, 1995, were adequate to meet its future obligations under existing policies, actual losses may deviate, perhaps substantially, from reserves reflected in the Company's consolidated financial statements. There are a number of factors that could cause losses to deviate from estimates.
Such factors could include assumptions proving incorrect regarding the positive effect of recent changes in underwriting and claims-handling improvements on future trends in claims reporting, frequency and severity, and increases in claims settlement costs due to higher inflation or new theories of liability. To the extent reserves prove inadequate, the Company would have to increase reserves and incur a charge to earnings in the period in which the reserves are increased, which could have a material adverse effect on the financial position and results of operations of the Company for such period.

         As a result of the effect of the special charge on the statutory policyholders' surplus and operating results of AEIC, A.M. Best Company lowered its rating of AEIC by one level to "B++ (Very Good)." American Eagle does not believe this rating change will have a material affect on its underwriting profitability. This is forward-looking information, and actual results could differ materially. Some insureds and agents require their insurance carriers to maintain a Best's rating of at least "A-." Through various current agreements, American Eagle has authority to offer policies issued by an insurance carrier with an "A" level rating to general aviation accounts, such as municipal and governmental accounts in the airport liability and commercial general aviation lines of business. American Eagle reinsures and services these policies. These agreements are limited in scope, have an annual term, and are subject to regulatory requirements. American Eagle expects to renew or replace these agreements on acceptable terms on a timely basis, but no assurance of this can be given.

         Due to the significance of the special charge on the Company's 1995 financial results, the following discussion will present 1995 results including and excluding the effect of the special charge, where applicable.


Gross Premiums Produced

         Gross premiums produced increased 8.6% to $181.6 million in 1995 from $167.2 million in 1994. Of this increase, 4.1% was produced by the P&C Division, 2.5% was produced by the Aviation Division, and 2.0% was produced by the Marine Division. The Aviation Division's gross premiums produced increased 3.4% to $128.1 million in 1995 from $123.9 million in 1994. This growth was due to an increase in policies in force, rate increases and continued increases in the value of private aircraft. Gross premiums produced by the P&C Division increased 15.7% to $50.1 million in 1995 from $43.3 million in 1994. This growth relates to increased policies in force and expansion into additional states. The Marine Division, which began operations in 1995, produced gross premiums of $3.3 million.

         Gross premiums produced for other companies is comprised of premiums written for other companies which are assumed by the Company and those premiums written for other companies for higher coverage limits which are retained by the other companies. Such amounts increased 1.5% to $15.6 million in 1995 from $15.3 million in 1994 as a result of an increase in underwriting airport risks in the Aviation Division. Due to the size of coverage limits involved in airport liability policies, more of these risks are retained by the other companies.

         The gross premiums assumed from other companies decreased 14.2% to $6.2 million in 1995 from $7.3 million in 1994 as a result of more of the gross premiums produced for other companies being retained by such companies.

         Gross premiums written increased 8.2% to $172.2 million in 1995 from $159.1 million in 1994 primarily as a result of the factors noted in the three preceding paragraphs.

         Ceded premiums decreased 18.8% to $51.3 million in 1995 from $63.1 million in 1994. As part of the 1994 and 1995 aviation treaty renewals, a change was made whereby the Company received less ceding commission and cedes less premiums. The result of this change is to leave unaltered the agreed-upon net cost of reinsurance, but it increases the expense ratio due to the reduction in ceding commission income, and decreases the loss ratio due to having more retained premium. The full financial impact of this change occurred in 1995. Also, the P&C Division treaties were renewed at lower costs.

         Net premiums written increased 26.0% to $121.0 million in 1995 from $96.0 million in 1994 as a result of the increase in gross premiums written and the Company retaining more of the gross premiums written.


Revenues

         Earned premiums, net of reinsurance, increased 23.8% to $102.4 million in 1995 from $82.7 million in 1994. Of this increase, 17.5% was related to the Aviation Division, 5.1% to the P&C Division, and 1.2% to the Marine Division. The reasons for the changes in the components of gross premiums produced resulted in the increase.

         Investment income, net of related expenses, increased 33.9% to $5.5 million in 1995 from $4.1 million in 1994, while average invested assets increased 22.3% to $100.3 million in 1995 from $82.0 million in 1994. A portion of the increase in average invested assets was a result of having the proceeds for the initial public offering for a full year in 1995. These proceeds increased the Company's investment portfolio by approximately $20.1 million in
May 1994.   The yield for the year  increased to 5.5% from 5.0% as a result of investing the proceeds of the initial public offering for a full year in 1995, and significantly reducing the level of equity securities in September of 1994. At the end of 1995, there were no equity investments.

         Realized investment gains, net, were $0.5 million in 1995 compared to an immaterial realized investment loss in 1994.

         Agency operations is that portion of business not focused on premium-generating insurance company underwriting operations. The operations consisted of the generation of commission income offset by operating expense. Agency operations, net, declined from $0.9 million in 1994 to a $0.4 million in 1995 primarily as a result of the charge-off of certain uncollectible balances.


Operating Expenses

         Losses and loss adjustment expenses, net of reinsurance, were 88.8% (59.9% excluding special charge) of earned premiums, net of reinsurance in 1995 as compared to 63.7% in 1994. The ratio of losses and loss adjustment expenses to earned premiums, net of reinsurance, is referred to as the loss ratio. The Aviation Division loss ratio increased to 92.2% (58.2% excluding the special charge) in 1995 from 57.7% in 1994, and the P&C Division loss ratio increased to 82.6% (62.6% excluding the special charge) in 1995 from 73.9% in 1994. The Marine Division loss ratio was 80.0% in 1995. The Aviation Division loss ratio, excluding the special charge, was within normal operating ranges in both 1995 and 1994. The increase in the Aviation Division loss ratio in 1995 is primarily attributed to the adverse results in the three classes of coverages, which were discontinued in 1995, and a higher-than-expected number of severe liability losses in the 1994 and prior accident years. The P&C Division loss ratio increased due to the continued adverse results of the auto dealer program and a longer than anticipated development period for the other liability coverages line of business.

         Policy acquisition and other underwriting expenses were 36.4% of earned premiums, net of reinsurance in 1995 and 28.6% of earned premiums, net of reinsurance, in 1994. The ratio of policy acquisition and other underwriting expenses, computed on a GAAP basis, to earned premiums, net of reinsurance, is referred to as the expense ratio. The increase in the expense ratio in 1995 compared to 1994 was due to an increase in ceded premiums and growth in policy acquisition and other underwriting expense levels in 1995. Policy acquisition and other underwriting expense levels in the P&C Division grew partially as a result of increased commission expenses due to changes in the local and intermediate haul transportation program's method of distribution.

         A measure of the Company's underwriting performance is its combined ratio, which is the total of its loss ratio and expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. The Company's combined ratio increased to 125.2% (94.9% excluding the special charge) in 1995 from 92.3% in 1994 as a result of the factors discussed above.

         Interest expense increased 23.4% to $1.0 million in 1995 from $0.8 million in 1994 due to an increase of $2.0 million in the outstanding note payable. As of December 1995, the outstanding note payable balance was $11.3 million.


Income (Loss)

         Income (loss) before income tax provision (benefit) was a loss of $20.4 million in 1995 as compared to income of $10.5 million in 1994 as a result of the factors described above.

         Income tax provision (benefit) was a tax benefit of 35.8% of the loss before income tax benefit in 1995 compared to income tax provision of 31.9% in 1994. The income tax benefit in 1995 resulted from the Company's ability to carryback losses to prior years and recover previously paid taxes.

         Net income (loss) was a net loss of $13.1 million in 1995 as compared to net income of $7.1 million in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         As a holding company, AEIC is the principal asset of the Company. The Company's cash flow depends primarily on dividends and tax allocation payments
from AEIC.   The Company also retained approximately $2.9 million of the net proceeds of the sale of the Series D Preferred Stock on December 31, 1996 for general corporate purposes.

         The ability of AEIC to pay dividends to its parent is subject to certain regulatory restrictions. During 1996, AEIC paid no dividends to the Company. Based on regulatory restrictions presently in effect, the maximum amount available for payment of dividends to the Company by AEIC without the prior approval of regulatory authorities is $2.0 million if at the time of payment AEIC has earned surplus at least equal to the amount of the dividend. At December 31, 1996, AEIC had earned surplus of $0.0 as a result of receiving permission from the Department of Insurance of the State of Texas to reset earned surplus to zero at December 31, 1996. However, no dividend can be paid
prior to January 1, 1998.   The Company believes that it has adequate cash to
meet its needs for the next twelve months.

         AEIC's sources of funds are premiums collected, reinsurance recoveries, investment income and proceeds from sales and maturities of investments. Funds are applied primarily to the payments of claims and expenses and to the purchase of investments. Premiums are typically received in advance of related claim payments. Because AEIC has $53.6 million of cash and cash equivalents, short-term investments and U.S. Treasury securities, and $35.5 million of other fixed income, investment-grade securities at December 31, 1996, the Company believes that AEIC will have adequate liquidity to meet all of its cash needs for the next twelve months.

         The Company's cash flow used in operations was $36.0 million in 1996. Cash flow provided by operations was $4.0 million in 1995, and cash flow used in operations was $4.1 million in 1994. Cash flow used in operations resulted primarily from a reduction in unearned premiums of $19.5 million, as a result of a decline in gross premiums written and the resultant decline in net premiums written and a decrease of $20.0 million in other policy liabilities. Other policy liabilities decreased as a result of decreases in claims drafts payable and ceded reinsurance payable. Cash flow provided by operations in 1995 resulted primarily from settlement of balances with reinsurers, as well as positive cash flow from increases in written premiums and premium collections. Cash flow used by operations in 1994 resulted primarily from an increase in reinsurance recoverable, as well as reinsurers' accelerating the payment for premiums due them in the 1994 reinsurance renewal. Cash proceeds from the sales and maturities of fixed income securities and sales of equity securities were $41.6 million in 1996, $166.3 million in 1995, and $84.2 million in 1994.

         In May 1994, the Company issued 3,563,750 shares of common stock through an initial public offering, which resulted in $32.0 million of proceeds, net of issuance costs. Of the net proceeds, $10.1 million was used to redeem all of the Series C Cumulative Preferred Stock, including accrued dividends, $20.1 million was contributed to the capital and surplus of AEIC, and the remainder was used for general corporate purposes.

         In December 1996, the Company issued 350,000 shares of Series D Preferred Stock for a total purchase price of $35 million, before expenses. Of the proceeds, the Company used $13.3 million to fully repay and cancel its bank credit facility, and $17.0 million was contributed to the capital and surplus of AEIC. The Series D Preferred Stock has an interest rate of 9%, payable quarterly. At the option of the Company, during the first five years, the quarterly dividend can be paid in additional shares of Series D Preferred Stock.

         At December 31, 1996 and 1995, the carrying value of the Company's total investments, including cash and cash equivalents, was $89.1 million and $106.8 million, respectively. The decrease in total investments in 1996 was primarily a result of the negative cash flow from insurance operations.

         The Company's fixed income securities are segregated into two categories at December 31, 1996. Fixed-income securities expected to be held to maturity are carried at amortized cost; the carrying value of such securities was $23.5 million, and the market value was $23.3 million, both at December 31, 1996. The remaining fixed-income securities are available for sale and were carried at a market value of $29.2 million at December 31, 1996.

         The Company plans to spend up to $1.0 million on capital expenditures in 1997 primarily for computer hardware and software, which will be funded out of operating cash flow. The Company has no plans for other material capital expenditures in 1997.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES - INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                      Page
                                                                                                      ----
Report of Independent Public Accountants                                                                34

Consolidated Balance Sheets - December 31, 1996 and 1995                                                35

Consolidated Statements of Income - For the Years Ended December 31,
1996, 1995 and 1994                                                                                     36

Consolidated Statements of Stockholders' Equity - For the Years Ended December 31,
    1996, 1995 and 1994                                                                                 37

Consolidated Statements of Cash Flows - For the Years Ended December 31, 1996,
    1995 and 1994                                                                                       38

Notes to Consolidated Financial Statements                                                              39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of American Eagle Group, Inc.:

We have audited the accompanying consolidated balance sheets of American Eagle Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Eagle Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN  LLP


Dallas, Texas,
  March 26, 1997

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATEDBALANCE SHEETS - DECEMBER 31, 1996 AND 1995 (In
                        Thousands Except Share Data)

                          ASSETS                                                        1996            1995
                          ------                                                        ----            ----
Investments:
  Fixed Income Securities
      Available for Sale, at Fair Value (Cost $29,004 in 1996 and
               $55,136 in 1995)                                                         $  29,167    $  56,719
      Held to Maturity, at Amortized Cost (Fair Value $23,264 in 1996
           and $28,889 in 1995)                                                            23,479       28,952
  Short-Term Investments, at Cost (Which Approximates Fair Value)                          13,347       18,199
                                                                                        ---------    ---------
               Total Investments                                                           65,993      103,870
Cash and Cash Equivalents                                                                  23,094        2,922
Accrued Investment Income                                                                   1,171        1,606
Accounts Receivable:
  Agents' Balances, Net                                                                    30,161       24,866
  Deferred Premiums                                                                        18,052       31,393
  Other, Net                                                                                  501          631
                                                                                        ---------    ---------
               Total Accounts Receivable, net                                              48,714       56,890
Reinsurance Recoverable, Net:
  Insurance Operations - Paid Losses                                                        5,260       22,449
  Insurance Operations - Loss Reserves                                                     63,982       78,676
                                                                                        ---------    ---------
               Total Reinsurance Recoverable, Net                                          69,242      101,125
Deferred Policy Acquisition Costs                                                          14,509       15,296
Deferred Reinsurance Premiums                                                              26,706       28,264
Other Assets                                                                               12,530       16,731
                                                                                        ---------    ---------
               Total Assets                                                             $ 261,959    $ 326,704
                                                                                        =========    =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY



Liabilities:
  Policy Liabilities and Accruals
      Reserve for Losses and Loss Adjustment Expenses                                   $ 138,133    $ 136,528
      Unearned Premiums                                                                    60,065       79,605
      Other Policy Liabilities                                                              7,646       27,678
                                                                                        ---------    ---------
               Total Policy Liabilities and Accruals                                      205,844      243,811
  Agency Payables to Insurance Companies,  Net                                              1,094        4,601
  Accounts Payable and Other Liabilities                                                   12,732       11,947
  Note Payable                                                                               --         11,250
                                                                                        ---------    ---------
               Total Liabilities                                                          219,670      271,609

Commitments and Contingent Liabilities                                                       --           --

Series B Cumulative Redeemable Preferred Stock, $.01 Par Value; 162,857 Shares
      Authorized,  Issued and Outstanding                                                   1,629        1,629
Series D Cumulative Convertible Redeemable Preferred Stock, $0.01 Par Value
      546,200 Shares Authorized, 350,000 Shares Issued and Outstanding in 1996             33,164         --

Stockholders' Equity:
  Common Stock, $.01 Par Value; 21,000,000 Shares Authorized, 7,120,980 Shares
      Issued and Outstanding in 1996 and 7,124,580 in 1995                                     71           71
  Additional Paid-In Capital                                                               45,563       45,532
  Unrealized Appreciation on Securities Available for Sale, Net of Taxes                      106        1,029
  Retained Earnings (Deficit)                                                             (38,157)       6,921
  Less - 73,882 Shares of Common Stock Held in Treasury, at Cost                              (87)         (87)
                                                                                        ---------    ---------
               Total Stockholders' Equity                                                   7,496       53,466
                                                                                        ---------    ---------
               Total Liabilities and Stockholders' Equity                               $ 261,959    $ 326,704
                                                                                        =========    =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (In Thousands Except Per Share Data)


                                                                      1996          1995          1994
                                                                 -----------    -----------    -----------
Revenues:

   Earned Premiums, Net                                          $    17,217    $   102,447    $    82,725

   Agency Operations, Net                                                424            396            919

   Investment Income, Net                                              4,470          5,497          4,106

   Realized Investment Gains (Losses), Net                               (74)           496            (33)
                                                                 -----------    -----------    -----------

            Total Revenues                                           112,037        108,836         87,717
                                                                 -----------    -----------    -----------
Expenses:

   Losses and Loss Adjustment Expenses, Net of Reinsurance           107,473         90,933         52,729

   Policy Acquisition and Other Underwriting Expenses                 47,848         37,292         23,694

   Interest Expense                                                    1,132            987            800
                                                                 -----------    -----------    -----------

            Total Expenses                                           156,453        129,212         77,223
                                                                 -----------    -----------    -----------
Income (Loss) Before Income Tax Provision (Benefit)                  (44,416)       (20,376)        10,494


Income Tax Provision (Benefit)                                          --           (7,300)         3,351

Net Income (Loss)                                                $   (44,416    $   (13,076)   $     7,143
                                                                 ===========    ===========    ===========

Net Income (Loss) Available for Common Stockholders              $   (44,514)   $   (13,174)   $      ,588
                                                                 ===========    ===========    ===========

Net Income (Loss) Per Common Share (Primary and Fully Diluted)   $      (.32)   $     (1.87)   $      1.16
                                                                 ===========    ===========    ===========
Weighted Average Number of Common Shares Outstanding
    (Primary and Fully Diluted)                                    7,048,898      7,052,998      5,684,386
                                                                 ===========    ===========    ===========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (In Thousands Except Share Data)

                                                          Unrealized
                                                         Appreciation
                                                         on Securities
                                              Additional  Available for Retained               Total
                                      Common   Paid-In     Sale, Net    Earnings   Treasury  Stockholders'
                                      Stock    Capital     of Taxes     (Deficit)   Stock     Equity
                                    --------   --------   --------    --------    --------    --------

Balance, December 31, 1993         $     35   $ 13,465   $    243    $ 15,052    $    (87)   $ 28,708

Net Income                               --         --         --       7,143          --       7,143
Proceeds from Issuance of
      3,563,750 shares of Common
  Stock, Net of Issuance Costs           36     32,001         --          --          --      32,037
Unrealized Loss on Investments,
  Net                                    --         --     (2,394)         --          --      (2,394)
Dividends on Series B and C
  Cumulative Preferred Stock             --         --         --        (555)         --        (555)
Amortization of Unearned
  Compensation                           --         31         --          --          --          31

Common Stock Dividends                   --         --         --        (635)         --        (635)
                                   --------   --------   --------    --------    --------    --------

Balance, December 31, 1994               71     45,497     (2,151)     21,005         (87)     64,335

Net Loss                                 --         --         --     (13,076)         --     (13,076)
Unrealized Gain on Investments,
  Net                                    --         --      3,180          --          --       3,180
Dividends on Series B
  Cumulative Preferred Stock             --         --         --         (91)         --         (91)
Amortization of Unearned
     Compensation                        --         35         --          --          --          35
Common Stock-Dividends                   --         --         --        (917)         --        (917)
                                   --------   --------   --------    --------    --------    --------


Balance, December 31, 1995               71     45,532      1,029       6,921         (87)     53,466

Net Loss                                 --         --         --     (44,416)         --     (44,416)
Unrealized Loss on Investments,
  Net                                    --         --       (923)         --          --        (923)
Dividends on Series B
  Cumulative Preferred Stock             --         --         --         (98)         --         (98)
Amortization of Unearned
     Compensation                        --         31         --          --          --          31
Common Stock-Dividends                   --         --         --        (564)         --        (564)
                                   --------   --------   --------    --------    --------    --------

Balance, December 31, 1996         $     71   $ 45,563   $    106    $(38,157)   $    (87)   $  7,496
                                   ========   ========   ========    ========    ========    ========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (In Thousands)

                                                                         1996          1995       1994
                                                                      ----------    ---------- ----------
Cash and Cash Equivalents Derived From:
   Operating Activities-
       Net income (Loss)                                               $ (44,416)   $ (13,076)   $   7,143
       Adjustments to Reconcile Net Income (Loss) to Net
                Cash Provided by
          (Used in) Operating Activities-
             Depreciation and Amortization                                49,758       40,406       28,412
             Provision for Doubtful Accounts                                 564         (711)         214
             Realized Investment (Gains) Losses, Net                          74         (495)          33
             Amortization of Bond Discount and Premium, Net                  269          261          374
             Deferral of Policy Acquisition Costs                        (47,219)     (40,848)     (33,551)
             Changes in assets and liabilities:
                 Accrued Investment Income                                   435           (2)        (524)
                 Accounts Receivable, Net                                  8,176        1,398       (4,492)
                 Reinsurance Recoverable, Net                             31,319       18,149      (20,425)
                 Deferred Reinsurance Premiums                             1,558       14,371       (7,248)
                 Other Assets                                              4,201       (5,512)       1,968
                 Reserve for Losses and Loss Adjustment Expenses           1,605       (6,240)      20,426
                 Other Policy Liabilities                                (20,032)     (11,617)       9,691
                 Unearned Premiums                                       (19,540)      12,793        8,309
                 Agency Payables to Insurance Companies, Net              (3,507)      (5,600)     (13,353)
                 Accounts Payable and Other Liabilities                      785          699       (1,107)
                                                                       ---------    ---------    ---------
                       Total Provided by (Used in) Operating
                          Activities                                     (35,970)       3,976       (4,130)
                                                                       ---------    ---------    ---------

   Investing Activities-
       Proceeds (Purchases) of Short-Term Investments, net                 4,852       (1,648)     (12,258)
       Purchases of Investment Securities:
           Available for Sale                                            (10,315)    (165,684)     (90,888)
           Held to Maturity                                                   --       (1,012)     (14,356)
       Proceeds from Maturities of Investment Securities:
           Available for Sale                                              1,610        3,166        5,235
           Held to Maturity                                                5,275        1,250        4,266
       Proceeds from Sales of Investment Securities:
           Available for Sale                                             34,692      161,841       74,700
       Purchases of Property and Equipment                                  (942)      (1,552)      (1,170)
                                                                       ---------    ---------    ---------
                 Total Provided by (Used in) Investing Activities         35,172       (3,639)     (34,471)
                                                                       ---------    ---------    ---------

   Financing Activities-
       Proceeds from Issuance of Series D Cumulative Convertible
            Redeemable Preferred Stock, net of issuance costs             33,164           --           --
       Proceeds (Repayment) of Note Payable, net                         (11,250)       2,000         (750)
       Dividends Paid on Series B and C Cumulative Preferred Stock           (98)         (98)        (555)
       Proceeds from Issuance of Common Stock, net of issuance costs          --           --       32,037
       Retirement of Series C Cumulative Preferred Stock                      --           --      (10,000)
       Dividends Paid on Common Stock                                       (846)        (847)        (423)
                                                                       ---------    ---------    ---------
                 Total Provided by Financing Activities                   20,970        1,055       20,309
                                                                       ---------    ---------    ---------

Net Change in Cash and Cash Equivalents                                   20,172        1,392      (18,292)
Cash and Cash Equivalents, Beginning of Year                               2,922        1,530       19,822
                                                                       ---------    ---------    ---------
Cash and Cash Equivalents, End of Year                                 $  23,094    $   2,922    $   1,530
                                                                       =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995
                        (In Thousands Except Share Data)

1.   COMPANY OPERATIONS AND CURRENT OPERATING ENVIRONMENT:

American Eagle Group, Inc. (the "Company") is an insurance holding company that, through its subsidiaries, markets and underwrites specialized property and casualty insurance coverages in selected niche markets. The Company has organized its business into three divisions: Aviation, Property & Casualty ("P&C") and Marine. The Aviation Division is one of the largest providers of general aviation insurance in the United States based on net premiums written. The Company's general aviation business consists primarily of nonairline commercial aviation coverages, airport coverages and pleasure and business aviation coverages. The P&C Division markets and underwrites commercial insurance programs for selected artisan contractors ("Artisan") and local and intermediate-haul truckers ("Transportation"). Transportation was discontinued in December 1996. The Marine Division markets and underwrites an insurance program for private yachts navigating the inland and coastal waters of the United States.

In December 1996, the Company issued 350,000 shares of Series D Cumulative Convertible Redeemable Preferred Stock ("Series D Preferred Stock") which resulted in $33,164 of proceeds, net of issuance costs of $1,836. Of the net proceeds, $13,250 was used to repay the Company's note payable to a bank, $17,000 was contributed to the capital and surplus of American Eagle Insurance Company ("AEIC"), the Company's significant subsidiary, and the remainder was used for general corporate purposes.

For the years ended December 31, 1996 and 1995, the Company reported net losses of $44.4 million and $13.1 million, respectively. The net losses were primarily the result of reserve additions (including incurred-but-not-reported losses) and reinsurance costs. As a result of the effect of the 1996 net loss on statutory policyholders' surplus on AEIC, in March 1997, A.M. Best lowered its rating of AEIC to "D." This reduction could have a material impact on AEIC's ability to generate premium income. The loss in policyholders' surplus also restricts the amount of premium income that AEIC can write. The Company expects that the rating revision will increase the amount of business that the Company assumes from other companies that provide "A" rated policies, and it will substantially reduce the amount of business the Company directly writes for its own account in the future.

The Company is currently reviewing and developing capital and strategic alternatives, including the sale of the Company or assets of the Company, a rights offering to stockholders, a sale of securities and other alternatives to increase underwriting capacity. In addition, as a result of the decline in rating, the Company and Zurich Reinsurance Centre, Inc. ("ZRC") are implementing an expanded underwriting agreement to make available A.M. Best "A" rated paper for all of AEIC's general aviation product lines. ZRC, which leads the Company's general aviation reinsurance program, is in the process of providing "A" rated policies through various of its affiliated companies. Additional regulatory filings to provide this coverage are in progress.

In March 1997, the Company entered into a letter of intent to sell its Artisan line of business. The 1996 gross premiums produced for this line were approximately $21.0 million. The Company expects to recognize an immaterial gain on the transaction. Closing of the transaction is subject to regulatory approvals and other customary conditions.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company prepared in conformity with generally accepted accounting principles, which differ in some respects from those followed in reports to insurance regulatory authorities. All intercompany balances and transactions have been eliminated in consolidation. The term insurance operations refers to the activities of AEIC and its wholly owned insurance subsidiary American Meridian Insurance Company Limited ("AMIC"). The term agency operations refers to the activities of Aviation Office of America ("AOA").

Investments

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in fixed income securities. Such investments are classified in three categories and accounted for as follows:

    o Held to maturity - Investments in fixed income securities that the Company has the positive intent and ability to hold to maturity and are carried at amortized cost.

    o Available for sale - Investments in fixed income and equity securities not classified as either held-to- maturity securities or trading securities. These securities are purchased with the original intent to hold for extended periods but may be available to be sold to maximize the Company's investment yields and liquidity requirements in response to market conditions or modifications in the Company's investment policy. Available- for-sale securities are carried at fair value and changes in unrealized gains and losses, net of deferred taxes, are recorded as a direct increase or decrease to stockholders' equity.

    o Trading securities - Investments in fixed-income and equity securities that are bought and held principally for the purpose and objective of selling them in the near term and generating profits on short-term differences in price. Trading securities are carried at fair value and changes in unrealized gains and losses are included in earnings. The Company does not engage in securities trading activities.

Gains or losses on maturities or sales of investments are determined using the specific identification method. If a decline in fair value of an equity or fixed income security is other than temporary, the security is written down to estimated fair value with the write-down recognized as a reduction of net investment income. No such reductions were required in 1996, 1995 or 1994.

At December 31, 1996, fixed income and short-term investments with a book value of $5,864 were on deposit with or pledged to state regulatory authorities to meet statutory requirements, and short-term investments of approximately $1,965 have been pledged under letter of credit arrangements to secure future payments of losses. In addition, at December 31, 1996, short-term investments of $8,940 were held on deposit under the Company's reinsurance contracts.

Recognition of Revenue

Premiums due from agents and premiums payable to insurance companies, together with applicable commission or fee income, are generally recorded as of the effective date of the policies. Additional premiums, rate adjustments, policy cancellations and contingent commissions are accrued as they become known and estimable.

Insurance premiums are earned on a pro rata basis, net of reinsurance premiums, over the terms of the respective policies. Unearned premiums represent the portion of net premiums written applicable to the unexpired portion of the coverage period.

Deferred Policy Acquisition Costs

Costs of acquiring business for the insurance operations which vary with and are directly related to the production of such business are deferred and amortized ratably over the related policy period (generally one year). Policy acquisition costs include commissions, brokerage fees and certain other policy issuance expenses. Deferred policy acquisition costs are reviewed periodically to determine that they do not exceed recoverable amounts after considering anticipated investment income.

Property and Equipment

Expenditures for significant improvements or betterments are capitalized. Maintenance and repair costs are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets (four to ten years).

Property and equipment, net of accumulated depreciation, of $3,849 and $3,265 at December 31, 1996 and 1995, respectively, were recorded as a component of Other Assets. Accumulated depreciation totaled approximately $3,610 and $3,247 at December 31, 1996 and 1995, respectively.

Intangible Assets

The excess of cost over the fair market value of net assets acquired of AEIC and AOA is being amortized on a straight- line basis over 25 years. Intangible assets, net of accumulated amortization, of $4,969 and $5,309 at December 31, 1996 and 1995, respectively, were recorded as a component of Other Assets. Accumulated amortization totaled approximately $3,603 and $3,254 at December 31, 1996 and 1995, respectively.

Impairment of Long-Lived Assets

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on management estimates, no impairment exists at December 31, 1996.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses includes estimates for losses incurred but not reported as well as losses pending settlement. The reserve is based upon management's best estimates, loss adjusters' evaluations, and independent actuarial determinations. As a consequence, although the Company believes that its reserves at December 31, 1996, are adequate, actual losses may deviate, perhaps substantially, from reserves reflected in the Company's consolidated financial statements. There are a number of factors that could cause losses to deviate from estimates. Such factors could include assumptions proving incorrect regarding the positive effect of recent changes in underwriting and claims-handling improvements on future trends in claims reporting, frequency and severity of losses, and increases in claims settlement costs due to higher inflation or new theories of liability.

Future adjustments to the amounts recorded at December 31, 1996, resulting from the continued review process as well as differences between estimates and ultimate payments or recoveries, will be reflected in the Company's statements of income in future periods when such adjustments become known. Such adjustments could be material to the Company's financial position and results of operation.

In the normal course of business, the Company reduces the loss that may arise from catastrophes or other events that cause unfavorable underwriting results through reinsurance arrangements. Losses recoverable from reinsurers are estimated in a manner consistent with the associated claim.

Reinsurance

Reinsurance premiums (including reinstatement premiums), commissions, expense reimbursements, and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs.

Income Taxes

The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes.

Net Income (Loss) Per Common Share

Net income (loss) per common share has been computed by dividing income (loss), after deducting preferred stock dividends, by the weighted average number of common shares and equivalent shares outstanding each year.

Stock Option Plans

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of fair value for stock-based compensation granted to employees. The statement allows companies to adopt the provisions of the statement, or to disclose the effects of the statement, and is effective beginning in 1996. The Company has elected to continue accounting for stock- based compensation under APB Opinion No. 25 and will elect to follow the disclosure-only provisions of SFAS No. 123. (See Note 8.)

Statements of Cash Flows

The Company includes as cash equivalents in the statements of cash flows, temporary cash investments which generally have original maturities of 90 days or less.

Interest expense paid during 1996, 1995 and 1994 was approximately $1,132, $987 and $800, respectively. Income taxes paid during 1996, 1995 and 1994 were approximately $0, $1,284 and $3,465, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

The 1994 and 1995 consolidated financial statements differ from the presentation previously reported as a result of certain reclassifications between captions in the balance sheets and the statements of income to conform to the 1996 presentation. These reclassifications had no effect on the Company's stockholders' equity, net income or cash flows.

3.    INSURANCE OPERATIONS:

Reinsurance Transactions

In the ordinary course of business, AEIC and AMIC purchase reinsurance for the purpose of limiting their retained loss exposure and maintaining required statutory surplus amounts.

Reinsurance does not relieve the Company from its liabilities under the original policies to the extent that the reinsuring companies fail to meet their obligations under reinsurance contracts. Management evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Management believes that the allowances at December 31, 1996, are adequate to cover known and anticipated losses. At December 31, 1996 and 1995, the Company's consolidated balance sheets reflected the following reinsurance recoverable balances and the related allowances for doubtful accounts:

                                                                                           1996          1995
                                                                                        ---------     ---------
         Reinsurance recoverable                                                        $  70,622        101,94
         Allowance for doubtful accounts                                                   (1,380)         (816)
                                                                                        ---------     ---------
         Reinsurance recoverable, net                                                   $  69,242     $ 101,125
                                                                                        =========     =========

The effect of reinsurance on premiums written and earned for the insurance operations is as follows:

                                                                                         Written        Earned
                                                                                        ---------     ---------
    For the year ended December 31, 1996-
         Direct premiums                                                                $ 130,198     $ 153,817
         Reinsurance assumed                                                               12,622         8,543
         Reinsurance ceded                                                                (46,591)      (55,143)
                                                                                        ---------     ---------
             Net premiums                                                               $  96,229     $ 107,217
                                                                                        =========     =========

             Percentage assumed of net                                                        13%            8%
                                                                                        =========     =========

    For the year ended December 31, 1995-
         Direct premiums                                                                $ 166,001     $ 152,579
         Reinsurance assumed                                                                6,235         7,164
         Reinsurance ceded                                                                (51,279)      (57,296)
                                                                                        ---------     ---------
             Net premiums                                                               $ 120,957     $ 102,447
                                                                                        =========     =========

             Percentage assumed of net                                                         5%            7%
                                                                                        =========     =========

    For the year ended December 31, 1994-
         Direct premiums                                                                $ 151,875     $ 136,445
         Reinsurance assumed                                                                7,268         5,040
         Reinsurance ceded                                                                (63,146)      (58,760)
                                                                                        ---------     ---------
             Net premiums                                                               $  95,997     $  82,725
                                                                                        =========     =========

             Percentage assumed of net                                                         8%            6%
                                                                                        =========     =========

The Company makes quarterly deposits for reinsurance contracts in the normal course of business. At December 31, 1996 and 1995, the Company had entered into reinsurance contracts with future deposits totaling $17,550 and $ 32,064, respectively. These deposits are generally payable in the first nine months of the subsequent year.

Deferred Policy Acquisition Costs

Changes in deferred policy acquisition costs for the years ended December 31, 1996, 1995 and 1994, are summarized below:

                                                            1996        1995        1994
                                                        --------    --------    --------

               Balance, beginning of year               $ 15,296    $ 15,048    $  8,651
                   Underwriting and acquisition costs     47,219      40,848      33,551
                   Current period amortization           (48,006)    (40,600)    (27,154)
                                                        --------    --------    --------

               Balance, end of year                     $ 14,509    $ 15,296    $ 15,048
                                                        ========    ========    ========

Reserve for Losses and Loss Adjustment Expenses
-----------------------------------------------

Changes in reserves for losses and loss adjustment expenses are summarized as follows:

                                                     1996         1995         1994
                                                ---------    ---------    ---------

Balance at January 1                            $ 136,528    $ 142,768    $ 122,342
    Less reinsurance recoverables                 (78,676)     (92,317)     (81,487)
                                                ---------    ---------    ---------

Net Balance at January 1                           57,852       50,451       40,855
                                                ---------    ---------    ---------

Incurred related to:
    Current year                                   88,885       72,072       48,567
    Prior years                                    18,588       18,861        4,162
                                                ---------    ---------    ---------
        Total incurred                            107,473       90,933       52,729
Paid related to:
    Current year                                   48,063       42,066       26,552
    Prior years                                    43,111       41,466       16,581
                                                ---------    ---------    ---------
        Total paid                                 91,174       83,532       43,133
                                                ---------    ---------    ---------

Net Balance at December 31                         74,151       57,852       50,451
    Plus reinsurance recoverables                  63,982       78,676       92,317
                                                ---------    ---------    ---------
           Balance at December 31               $ 138,133    $ 136,528    $ 142,768
                                                =========    =========    =========


4.    INVESTMENTS:
      ------------

Net investment income for the years ended December 31, 1996, 1995 and 1994, comprised primarily of interest and dividends, was derived from the following sources:

                                                         1996       1995       1994
                                                      -------    -------    -------
         Interest and dividend income-
             Fixed income securities                  $ 4,556    $ 5,567    $ 3,943
             Equity securities                             --         66        241
             Short-term investments                       177        172        339
                                                      -------    -------    -------
                 Total interest and dividend income     4,733      5,805      4,523
         Investment expenses                             (263)      (308)      (417)
                                                      -------    -------    -------

         Investment income, net                       $ 4,470    $ 5,497    $ 4,106
                                                      =======    =======    =======

There are no investments in fixed income securities that have been non-income producing for the years ended December 31, 1996, 1995 and 1994. Investment expenses include advisory fees paid to unrelated parties.

Realized pretax gains (losses) on the sales of investments for the years ended December 31, 1996, 1995 and 1994, are as follows:

                                                                                 1996       1995      1994
                                                                                 ----       ----      ----
         Fixed income securities available for sale-
             Gross realized gains                                              $  379    $  643    $   32
             Gross realized losses                                              (453)       (50)      (68)
                                                                              ------     ------     -----
                 Net gain (loss)                                                 (74)       593       (36)
                                                                             -------     ------     -----

         Equity securities-
                     Gross realized gains                                           -          1      340
             Gross realized losses                                                  -       (98)     (337)
                                                                             --------   -------     -----
             Net gain  (loss)                                                       -       (97)        3
                                                                             --------   -------   -------
                 Realized investment gains (losses), net                      $  (74)    $  496    $  (33)
                                                                              ======     ======    ======

Following is an analysis of the change in the unrealized appreciation (depreciation) of investment securities available for sale, which is reported as a component of stockholders' equity:

                                                                1996       1995         1994
                                                                ------      ----        -----
         Change in unrealized appreciation (depreciation)
             of equity securities                            $    --    $    91    $  (246)
         Change in unrealized appreciation (depreciation)
             of fixed income securities available for sale    (1,420)     4,806     (3,437)
         Deferred income taxes                                   497     (1,717)     1,289
                                                             -------    -------    -------

         Net change during year                                 (923)     3,180     (2,394)

         Balance, beginning of year                            1,029     (2,151)       243
                                                             -------    -------    -------

         Balance, end of year                                $   106    $ 1,029    $(2,151)
                                                             =======    =======    =======

The amortized cost and estimated fair values of investments in fixed income and equity securities at December 31, 1996 and 1995, are as follows:

                                                       Gross      Gross
                                                    Unrealized  Unrealized   Fair      Carrying
December 31, 1996                           Cost (1)   Gains     Losses     Value      Value
-----------------                           -----      -----     ------     -----      -----
Fixed income securities:
  Available for sale -
      Corporate debt securities             $29,004   $   418   $  (255)   $29,167   $29,167
                                            -------   -------   -------    -------   -------
  Held to maturity -
      U.S. Treasury securities and
           obligations of U.S. government
           corporations and agencies         17,203        --      (190)    17,013    17,203
      Obligations of states and
             political subdivisions           5,780        10       (30)     5,760     5,780
      Corporate debt securities                 496        --        (5)       491       496
                                            -------   -------   -------    -------   -------

           Total fixed income securities
               held to maturity              23,479        10      (225)    23,264    23,479
                                            -------   -------   -------    -------   -------

           Total fixed income securities     52,483       428      (480)    52,431    52,646
                                            -------   -------   -------    -------   -------

Short-term investments                       13,347        --        --     13,347    13,347
                                            -------   -------   -------    -------   -------

           Total investments                $65,830   $   428   $  (480)   $65,778   $65,993
                                            =======   =======   =======    =======   =======

   (1) Original cost of fixed income securities adjusted for amortization of premiums and accretion of discounts.


                                                             Gross      Gross
                                                           Unrealized Unrealized    Fair     Carrying
December 31, 1995                                Cost (1)    Gains      Losses      Value      Value

Fixed income securities:
   Available for sale -
       U.S. Treasury securities and
           obligations of U.S. government
           corporations and agencies            $  9,733   $    139   $    (49)   $  9,823   $  9,823
       Obligations of states and
           political subdivisions                  3,117        138         --       3,255      3,255
       Corporate debt securities                  42,286      1,457       (102)     43,641     43,641
                                                --------   --------   --------    --------   --------
           Total fixed income securities
                available for sale                55,136      1,734       (151)     56,719     56,719
                                                --------   --------   --------    --------   --------
   Held to maturity -
       U.S. Treasury securities and
           obligations of U.S. government
           corporations and agencies              22,527         45       (115)     22,457     22,527
       Obligations of states and
              political subdivisions               5,927         19        (25)      5,921      5,927
       Corporate debt securities                     498         16         (3)        511        498
                                                --------   --------   --------    --------   --------
           Total fixed income securities held
               to maturity                        28,952         80       (143)     28,889     28,952
                                                --------   --------   --------    --------   --------
           Total fixed income securities          84,088      1,814       (294)     85,608     85,671
                                                --------   --------   --------    --------   --------
Short-term investments                            18,199         --         --      18,199     18,199
                                                --------   --------   --------    --------   --------
           Total investments                    $102,287   $  1,814   $   (294)   $103,807   $103,870
                                                ========   ========   ========    ========   ========

    (1) Original cost of fixed income securities adjusted for amortization of premiums and accretion of discounts.

The amortized cost and estimated fair value of fixed income securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Available for Sale    Held to Maturity
                                                        ----------------    ------------------
                                                       Amortized     Fair   Amortized   Fair
                                                         Cost        Value    Cost      Value
                                                        -------   -------   -------   -------
                Less than one year                      $    --   $    --   $ 5,085   $ 5,072
                One year to three years                      --        --    12,183    12,005
                Over three years to five years               --        --     2,104     2,102
                Over five years to seven years           12,788    12,888     2,556     2,534
                Over seven years to ten years             7,270     7,308     1,025     1,019
                Over ten years                            8,946     8,971       526       531
                                                        -------   -------   -------   -------

                                                        $29,004   $29,167   $23,479   $23,263
                                                        =======   =======   =======   =======


5.    NOTE PAYABLE:

Note payable at December 31, 1996 and 1995, was as follows:

                                                                                        1996       1995
                                                                                     ---------  ----------
         Note payable to a bank, bearing interest at the bank's corporate base rate (8.5% and 9.0% at December 31, 1996 and 1995,
         respectively), interest payable quarterly.                                $    -        $11,250

Total interest expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1,132, $987 and $800, respectively.

The note payable was a revolving credit facility with a total commitment limited to $16 million. During 1996, an additional $2 million was borrowed against the revolving credit facility. In December 1996, $13,250 of the proceeds received from the issuance of the Series D Preferred Stock was used to pay the revolving credit facility balance, and the revolving credit facility was terminated by the Company.

6.    INCOME TAXES:

The income tax provision (benefit) for the years ended December 31, 1996, 1995 and 1994, consisted of the following:

                                           1996    1995       1994
                                           ----- ---------- ----------
         Current                          $ --   $(7,100)   $ 1,871

         Deferred                           --      (200)     1,480
                                           ---   -------    -------

         Total                            $ --   $(7,300)   $ 3,351
                                           ---   =======    =======

The income tax provision (benefit) differs from that computed at the federal statutory corporate tax rate for the years ended December 31, 1996, 1995 and 1994, as follows:

                                                                  1996        1995       1994
                                                               ----------- ---------   ----------
         Income (loss) before income tax provision (benefit)   $(44,416)   $(20,376)   $ 10,494
         Tax at 34% statutory rate                              (15,101)     (6,928)      3,568
         Tax effect of:
             Amortization of goodwill                               110         117         120
             Tax exempt interest income                            (125)       (245)        (96)
             Dividends received deduction                            --         (15)        (52)
             Discounting of "Fresh Start" adjustment               (141)        (35)        (26)
             Other, net                                             368        (194)       (163)
             Valuation allowance                                 14,889          --          --
                                                               --------    --------    --------

             Total income tax provision (benefit)              $     --    $ (7,300)   $  3,351
                                                               ========    ========    ========

Certain income and expense items are recognized for financial reporting purposes and for income tax purposes in different periods. Deferred taxes are provided in the consolidated financial statements to account for these "temporary" differences. The primary sources of the Company's temporary differences are attributable to the discounting of reserves for losses and loss adjustment expenses for income tax purposes, recognition of unearned policy premium income, differences in depreciation methods, provisions for uncollectible accounts and differences in the amortization period for deferred acquisition costs. Except for the effects of the reversal of such net deductible temporary differences, the Company is not currently aware of any factors which would cause any significant differences between taxable income and pre-tax book income in future years. However, there can be no assurances that there will be no significant differences in the future between consolidated taxable income and consolidated pre-tax book income if circumstances change (such as, for example, changes in tax laws or the Company's financial condition or performance).

The components of and changes in the net deferred tax asset (liability) during the years ended December 31, 1996 and 1995, were as follows:

                                                      Deferred               Deferred
                                        December 31,  Benefit   December 31, Benefit     December 31,
                                            1996     (Expense)     1995      (Expense)     1994
                                         --------    --------    --------    --------    --------
Discounting of insurance loss reserves   $  3,628    $    354    $  3,274    $    290    $  2,984
Unearned policy premium income              2,301        (160)      2,461         875       1,586
Reserve for uncollectible accounts            (66)        326        (392)       (165)       (227)
Deferred policy acquisition costs          (5,770)        264      (6,034)     (1,613)     (4,421)
Salvage and subrogation                        --         282        (282)         --        (282)
Other, net                                    326         334          (8)       (352)        344
  Net operating loss carryforward          15,705      14,540       1,165       1,165          --
                                         --------    --------    --------    --------    --------
                                           16,124      15,940         184         200         (16)
Valuation allowance                       (14,889)
Unrealized (appreciation)depreciation
   on investment securities                   (55)        N/A        (554)        N/A       1,163
                                         --------    --------    --------    --------    --------

  Total net deferred tax asset
    (liability)                          $  1,180                $   (370)               $  1,147
                                         --------    --------    --------    --------    --------

At December 31, 1996, the Company had a net operating loss carryforward for financial reporting purposes of approximately $45.0 million. In connection with the issuance of the Series D Preferred Stock, (see Note 8), the Company underwent a change in ownership for purposes of Section 382 of the Internal Revenue Code of 1986. As a result, the utilization of the Company's net operating loss carryforward will be limited to approximately $1.9 million per year through 2011.

No income, profit or capital gain taxes are levied in Bermuda and, accordingly, no provision or benefit for such taxes has been recorded by AMIC. In the event such taxes are levied, AMIC has an agreement with the Bermuda government exempting it from all such taxes until March 2016.

7.    STATUTORY INFORMATION:

Accounting Practices

Generally accepted accounting principles ("GAAP") differ in certain respects from accounting practices prescribed or permitted by the domiciliary insurance regulatory authorities of the State of Texas and Bermuda. AEIC and AMIC are required to report to certain regulatory agencies on the basis of Statutory Accounting Practices ("SAP"). The principal differences between SAP and GAAP are as follows:

    o Under SAP, policy acquisition costs, such as commissions, premium taxes, fees, and other costs of underwriting policies are charged to current operations as incurred, whereas, the related written premium is included in earnings on a pro-rata basis over the period covered by the policy;

    o Under SAP, certain assets, designated as "Nonadmitted Assets" (such as prepaid expenses) are charged against surplus;

    o Under SAP, federal income taxes are only provided on taxable income for which income taxes are currently payable, while under GAAP, deferred income taxes are provided with respect to temporary differences;

    o Under SAP, certain reserves are established in amounts which differ from amounts which would be provided in conformity with GAAP.

Financial Information

The unaudited statutory capital and surplus of AEIC as of December 31, 1996 and 1995, was $20,351 and $50,465, respectively. Unaudited statutory net income
(loss) of AEIC for the years ended December 31, 1996, 1995 and 1994 was $(45,629), $(15,735) and $2,943, respectively.

The unaudited statutory capital and surplus of AMIC as of December 31, 1996 and 1995, was $4,031 and $3,761, respectively. Unaudited statutory net income of AMIC for the years ended December 31, 1996, 1995 and 1994, was $92, $1,143 and $313, respectively.

Minimum Capital Requirements

The insurance subsidiaries must maintain a minimum amount of statutory capital and surplus to satisfy regulatory requirements. At December 31, 1996, AEIC had unaudited statutory capital and surplus of $20,351 with a minimum requirement of $16,533 and AMIC had unaudited statutory capital and surplus of $4,031 with a minimum requirement of $250. As a result of the Company's 1996 net loss and resulting decline in statutory capital, the Company has been requested by the Insurance Department of the State of Texas to submit a capital plan outlining the actions the Company plans to take to improve overall statutory capital levels.

Dividend Restrictions

The insurance subsidiaries are subject to various regulatory restrictions which limit the maximum amount of annual dividends allowed to be paid. Generally, dividends may only be paid from earned surplus arising from the business, and then the maximum dividend that may be paid without prior regulatory approval is limited to the greater of (i) 10% of statutory surplus or (ii) the lesser of 100% of net investment income, or net income, for the prior year. Dividends exceeding these limitations can be made subject to approval by the domiciliary insurance regulatory authorities. Based on regulatory restrictions presently in effect, the maximum amount available for payment as dividends to the Company by AEIC without the prior approval of regulatory authorities is $2.0 million, if at the time of payment AEIC has earned surplus at least equal to the amount of dividend. At December 31, 1996, AEIC earned surplus (deficit) was reset to zero. AEIC received permission from the Department of Insurance of the State of Texas to reset earned surplus to zero at December 31, 1996 by transferring from the paid-in capital account the amount necessary to bring the earned surplus account to zero. However, no dividend can be paid prior to January 1, 1998.

8.    REDEEMABLE PREFERRED STOCK, COMMON STOCK AND OPTION PLANS:

Series B Cumulative Redeemable Preferred Stock

In June 1990, the Company issued 162,857 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") in exchange for the cancellation of the outstanding principal balance of the Company's acquisition notes payable. Cash dividends of 6% are payable in quarterly installments. The preferred shares are redeemable by the Company at any time at a price of $10 per share plus accrued and unpaid dividends, and are mandatorily redeemable at $10 per share plus accrued and unpaid dividends as follows: 30,000 shares - December 31, 1997 and all remaining shares on December 31, 1998. Pursuant to the mandatory redemption provisions, 20,000 shares were redeemed on January 15, 1997.

Series D Preferred Stock

In December 1996, the Company issued 350,000 shares of Series D Preferred Stock for a purchase price of $100 per share. The Series D Preferred Stock has a liquidation value of $100 per share and ranks junior to the Series B Preferred Stock with respect to payment of dividends and payments or distributions upon liquidation.

The Series D Preferred Stock has an annual, cumulative dividend of 9% payable quarterly. At the option of the Company, dividends during the first five years may be paid either in cash or in shares of the Series D Preferred Stock.

Until December 31, 2003, the holders of Series D Preferred Stock collectively are entitled to cast 20% of the votes eligible to be cast on any matter submitted to a vote of the holders of capital stock of the Company; except if the aggregate number of shares of Common Stock into which the Series D Preferred Stock is then convertible is less than 20% of the outstanding shares of Common Stock on a fully diluted basis, then the Series D Preferred Stock will be entitled to cast one vote for each share of Common Stock into which it is convertible.

The Series D Preferred Stock is convertible into Common Stock at any time at the option of the holder at a conversion price of $5.25 per share (subject to antidilution provisions). The Company has reserved 10,403,810 shares of Common Stock for the conversion.

The Series D Preferred Stock may be redeemed for cash by the Company at any time. If, however, redemption occurs on or before December 31, 2003, the Company will pay the redemption price and issue warrants to purchase the number of shares of Common Stock of the Company into which the redeemed Series D Preferred Stock could have been converted. Such warrants would have an exercise price of $5.25 per share (subject to antidilution provisions) and would expire on December 31, 2003. The Company is required to redeem 10% of the outstanding shares of Series D Preferred Stock on the first business day of

January of each year beginning 2008, with all remaining shares required to be redeemed on the first business day of January 2017. The redemption price is $100 per share plus accrued and unpaid dividends.

Common Stock

The common stock of the Company is issuable in either of two classes, Common Stock or Nonvoting Common Stock. Other than the voting rights, the two classes are identical in every respect. As of December 31, 1996 and 1995, 7,047,098 and 7,044,698 shares of Common Stock were outstanding, respectively. As of December 31, 1996, no shares of Nonvoting Common Stock were outstanding. At December 31, 1995, 6,000 shares of Nonvoting Common Stock were outstanding, all of which were converted to Common Stock in January 1996. The Company declared cash dividends of $0.08, $0.13 and $0.09 per common share in 1996, 1995 and 1994, respectively.

In May 1994, the Company issued 3,563,750 shares of Common Stock through an initial public offering, which resulted in $32,037 of proceeds, net of issuance costs of $3,601, to the Company. Of the net proceeds, $10,156 was used to redeem all of the Company's Series C Cumulative Preferred Stock, including accrued dividends, $20,100 was contributed to the capital and surplus of AEIC, and the remainder was used for general corporate purposes.

Stock Option Plans

The Company has six stock option plans for officers, directors, and key employees of the Company: the 1991 Non-Qualified Stock Option Plan, the three Amended and Restated P&C Stock Option Plans, the 1994 Stock Incentive Plan, and the 1994 Director Stock Option Plan. Under the plans, vesting periods are established at the time of grant but typically range up to three years, and exercise prices are at fair market value at the time of grant. In connection with the issuance of the Series D Preferred Stock, certain stock options outstanding were cancelled and new options granted at fair market value with new vesting periods and expiration dates. Stock option expiration dates may vary from 10 years to 15 years from the date of grant. Option prices per share at December 31, 1996 ranged from $4.525 to $11.52, with a weighted average of $5.89. There were no significant differences between the historical results of operations and net income (loss) per common share and the pro-forma amounts required under SFAS No. 123.

At December 31, 1996, the Company has 1,229,550 common shares reserved for stock options. Option activity is as follows:

                                                        Weighted                  Weighted
                                                      Average Price               Average Price
                                              1996      Per Share      1995        Per Share          1994
                                           ----------   ---------     --------     ---------        --------
         Outstanding, beginning of year     1,099,881                  993,680                       589,424

         Granted                              801,550    $5.27         173,779        $9.77          441,702

         Canceled                            (980,257)   $10.61        (67,578)      $10.65          (37,446)
                                            ---------                ---------                       -------

         Outstanding, end of year             921,174                1,099,881                       993,680
                                            =========                =========                       =======

         Exercisable, end of year             163,345                  655,438                       422,644
                                            =========                =========                       =======

         Weighted average exercise price   $     5.84                  $ 10.73                       $ 10.84
                                            =========                =========                       =======


1994 Employee Restricted Stock Plan

In February 1994, the board of directors approved the 1994 Employee Restricted Stock Plan ("Restricted Stock Plan"). Under the Restricted Stock Plan, all employees on the date of closing of the initial public offering received a grant of 100 shares of Common Stock, subject to forfeiture upon termination of employment within five years after the date of closing of the initial public offering for any reason other than retirement, death, or disability. As a result of the issuance of the Series D Preferred Stock, in accordance with the plan, the restrictions were eliminated, and the shares were distributed to the plan participants.

9.    SAVINGS AND PENSION PLANS:

Employee Profit Sharing and Savings Plan

Effective December 1, 1993, the Company's Employee Savings Plan was amended and restated as the Employee Profit Sharing and Savings Plan (the "Savings Plan"). Employees who have completed six months of service are eligible to participate in the Savings Plan. Participants may make contributions to the Savings Plan through payroll deductions of up to 15% of their base compensation on a tax-deferred basis and up to 10% of their base compensation on an after-tax basis. The Company matches 50% of each participant's tax deferred contributions to the Savings Plan up to 6% of the participant's compensation. Participants are 100% vested in their contributions and the Company's matching contributions. Contributions made by the Company to participant accounts totaled $228, $210 and $209 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company may make annual profit sharing contributions for all employees eligible to participate in the Savings Plan. The amount of the contribution is within the discretion of the Board of Directors. Profit sharing contributions are allocated among participants in proportion to their compensation. Participants vest in profit sharing contributions on a graduated vesting schedule over three years. The Company's profit sharing contributions to the Savings Plan totaled $100, $140 and $175 for the years ended December 31, 1996, 1995 and 1994, respectively.

10.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose the estimated fair value of its financial instrument assets and liabilities. Approximately 33% of the Company's assets and 0% of its liabilities are considered financial instruments as defined in Statement No. 107.

Estimated fair values have been determined using an estimation methodology suitable for each category of financial instruments. The estimation methodologies used, estimated fair values, and recorded book balances at December 31, 1996 and 1995, were as follows:

      o Financial instruments actively traded in a secondary market have been valued using quoted available market prices.

                                                             Estimated                 Recorded
                                                                 Fair                    Book
                                                                Value                   Balance
                                                  ---------------------------------------------------------
                                                          1996         1995         1996        1995
                                                     -----------------------------------------------------
           Cash and cash equivalents                  $  23,094    $    2,922    $ 23,094    $ 2,922
                                                      =========   ===========    ========    =========
           Investments (Note 4)                       $  65,778    $  103,807    $ 65,993    $ 103,870
                                                      =========    ==========    ========    =========

      o Financial instrument liabilities with variable rates have an estimated fair value equal to the recorded book balance.

                                                             Estimated                 Recorded
                                                               Fair                      Book
                                                               Value                    Balance
                                                  ---------------------------------------------------------
                                                          1996         1995         1996        1995
                                                     -----------------------------------------------------
           Note payable                               $     -        $ 11,250      $    -      $ 11,250
                                                      =========      ========      =======     ========

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values. The Company's remaining assets and liabilities which are not considered financial instruments have not been valued differently than has been customary with historical cost accounting.

11.  COMMITMENTS AND CONTINGENT LIABILITIES:

Litigation

In the ordinary course of business, the Company and its subsidiaries have been named defendants in various lawsuits seeking both actual and punitive damages. Although the ultimate outcome of these matters is uncertain, management, based on consultation with outside legal counsel, is of the opinion that their resolution will not have a material adverse effect on the Company's financial position or results of operations.

Lease Commitments

The Company has entered into various noncancelable operating leases (principally with respect to facilities and equipment) which call for future minimum lease payments as follows:

                          1997                                    1,050
                          1998                                      782
                          1999                                      760
                          2000                                      760
                          Thereafter                                760

Total rent expense for the years ended December 31, 1996, 1995 and 1994, was approximately $1,097, $1,035 and $852, respectively.

Directors and Officers Liability

The Company is required to indemnify officers and directors for liability and defense costs associated with litigation which might arise in connection with the fulfillment of their responsibilities to the Company.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The table below sets forth the Company's operating results by quarter for 1996 and 1995.

           (Dollars in millions, except per share data and ratios)
                                                       1996
                                    ----------------------------------------------------------------------
                                      Mar. 31        June 30        Sept.30        Dec. 31          Total
                                    ----------     ----------     ----------     ----------     ----------
Revenues
  Earned premiums, net of
    reinsurance                     $     32.8     $     33.5     $     27.6     $     13.3     $    107.2
  Agency operations, net                    --             --            0.2            0.2            0.4
  Investment income, net                   1.4            1.0            1.0            1.1            4.5
  Realized investment gains
    (losses), net                          0.2           (0.1)            --           (0.2)          (0.1)
                                    ----------     ----------     ----------     ----------     ----------
         Total revenues                   34.4           34.4           28.8           14.4          112.0

Expenses
  Losses and loss adjustment
    expenses, net of reinsurance          27.5           21.1           17.6           41.1          107.3
  Policy acquisition and other
    underwriting expenses                 10.8           13.7           12.4           11.0           47.9
  Interest expense                         0.3            0.3            0.3            0.3            1.2
                                    ----------     ----------     ----------     ----------     ----------

         Total expenses                   38.6           35.1           30.3           52.4          156.4
  Income (loss) before income tax
    provision (benefit)                   (4.2)          (0.7)          (1.5)         (38.0)         (44.4)
  Income tax provision (benefit)          (1.4)          (0.1)          (0.3)           1.8             --
                                    ----------     ----------     ----------     ----------     ----------
  Net income (loss)                 $     (2.8)    $     (0.6)    $     (1.2)    $    (39.8)    $    (44.4)
                                    ==========     ==========     ==========     ==========     ==========

  Net income (loss)
    per common share                $    (0.39)    $    (0.08)    $    (0.17)    $    (5.67)    $    (6.32)
                                    ==========     ==========     ==========     ==========     ==========
  Weighted average number of
    common shares outstanding
    (primary and fully diluted)      7,050,548      7,049,898      7,048,498      7,047,298      7,048,898

GAAP ratios
  Loss and LAE ratio                      83.8%          63.1%          63.7%         311.0%         100.2%
  Expense ratio                           32.8           40.9           44.8           83.0           44.6
                                    ----------     ----------     ----------     ----------     ----------
Combined ratio                           116.6%         104.0%         108.5%         394.0%         144.8%
                                    ==========     ==========     ==========     ==========     ==========
                                                                   1995
                                    -------------------------------------------------------------------
                                      Mar. 31       June 30      Sept. 30       Dec. 31         Total
                                    ----------    ----------    ----------    ----------     ----------
Revenues
  Earned premiums, net of
    reinsurance                     $     20.6    $     24.6    $     27.2    $     30.0     $    102.4
  Agency operations, net                   0.3            --           0.2          (0.1)           0.4
  Investment income, net                   1.3           1.5           1.4           1.3            5.5
  Realized investment gains
    (losses), net                           --            --           0.4           0.1            0.5
                                    ----------    ----------    ----------    ----------     ----------
         Total revenues                   22.2          26.1          29.2          31.3          108.8

Expenses
  Losses and loss adjustment
    expenses, net of reinsurance          13.6          15.6          16.3          45.4           90.9
  Policy acquisition and other
    underwriting expenses                  7.0           7.6           9.1          13.6           37.3
  Interest expense                         0.1           0.2           0.3           0.4            1.0
                                    ----------    ----------    ----------    ----------     ----------
         Total expenses                   20.7          23.4          25.7          59.4          129.2
  Income (loss) before income tax
    provision (benefit)                    1.5           2.7           3.5         (28.1)         (20.4)
  Income tax provision (benefit)           0.5           0.8           1.1          (9.7)          (7.3)
                                    ----------    ----------    ----------    ----------     ----------

  Net income (loss)                 $      1.0    $      1.9    $      2.4    $    (18.4)    $    (13.1)
                                    ==========    ==========    ==========    ==========     ==========

  Net income (loss)
    per common share                $     0.14    $     0.26    $     0.34    $    (2.60)    $    (1.87)
                                    ==========    ==========    ==========    ==========     ==========
  Weighted average number of
    common shares outstanding
    (primary and fully diluted)      7,055,298     7,053,998     7,052,898     7,051,398      7,052,998

GAAP ratios
  Loss and LAE ratio                      65.9%         63.6%         60.2%        151.0%          88.8%
  Expense ratio                           33.7          30.7          33.5          45.5           36.4
                                    ----------    ----------    ----------    ----------     ----------
Combined ratio                            99.6%         94.3%         93.7%        196.5%         125.2%
                                    ==========    ==========    ==========    ==========     ==========




The fourth quarter of 1996 includes a charge to operations of approximately $30.0 million relating primarily to reserve additions (including incurred-but-not-reported losses) and reinsurance costs.

ITEM 9:  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth information regarding the directors and executive officers of the Company and certain of its subsidiaries:

NAME                            AGE    POSITION
----                            ---    --------
M. Philip Guthrie . . . . . .    52    Chairman of the Board, Chief Executive Officer, President and Director
Allen N. Walton III . . . . .    56    President/Aviation Division
Frederick G. Anderson . . . .    45    Senior Vice President/General Counsel and Secretary
Robert W. Conrey  . . . . . .    57    Senior Vice President/Marketing
David O. Daniels  . . . . . .    34    Senior Vice President of AEIC
Joseph M. Grant . . . . . . .    58    Director
George C. Hill III  . . . . .    59    Senior Vice President of AEIC
Keith W. Hughes . . . . . . .    50    Director
Helen F. Knight . . . . . . .    53    Senior Vice President of AEIC
Richard M. Kurz . . . . . . .    55    Senior Vice President/Chief Financial Officer
John P.S. Leigh . . . . . . .    49    Senior Vice President/Aviation Underwriting of AEIC
James E. Maser  . . . . . . .    59    Director
Elvis L. Mason  . . . . . . .    63    Director
David A. Notestein  . . . . .    44    Senior Vice President/Chief Underwriting Officer
Suzanne R. Solomon  . . . . .    49    Vice President/Marine Division of AEIC
Ronald D. Taylor  . . . . . .    51    Vice President/Information Systems
Michael G. Westover . . . . .    38    Vice President and Treasurer

     The Executive Officers named above were elected by the Board of Directors of the Company, or, in the case of Ms. Knight, Ms. Solomon and Messrs. Daniels, Hill and Leigh, the Board of Directors of American Eagle Insurance Company, to serve in such capacities until the next annual meeting of such Boards of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office.

     FREDERICK G. ANDERSON joined American Eagle as Vice President/General Counsel and Secretary in March 1992. Mr. Anderson became Senior Vice President/General Counsel and Secretary in February 1994. Prior to joining American Eagle, Mr. Anderson practiced law for 12 years in the Dallas, Texas office of Akin, Gump, Strauss, Hauer & Feld, L.L.P., a large international law firm. Mr. Anderson was a partner in the corporate/securities section of the firm for over five years, during which time Mr. Anderson and the firm represented American Eagle in a variety of corporate, regulatory, litigation and other matters.

     ROBERT W. CONREY joined American Eagle as Senior Vice President/Marketing in August 1994. Mr. Conrey is responsible for developing marketing strategies and policies. In addition to his marketing responsibilities, Mr. Conrey manages the Eagle Express Department in the Aviation Division. From January 1991 to August 1994, Mr. Conrey was a Lecturer in Strategic Management at the University of

Missouri-St. Louis School of Business. From July 1983 until December 1990, Mr. Conrey was with Maryland Insurance Group where he held positions in field marketing, regional management, and was Senior Vice President for Personal Lines with responsibility for development of personal lines underwriting policy and implementation. Mr. Conrey has served on insurance industry related committees with the Missouri Guarantee Fund and Independent Insurance Agents of America.

     DAVID O. DANIELS joined AEIC in August 1993 as Vice President/Division Manager of the P&C Division. He has been Senior Vice President/Property & Casualty Division since August 1994, where he is responsible for managing the run-off of the auto dealer and the local and intermediate haul trucking product lines. Mr. Daniels is also responsible for administration, human resources, customer service and support service for the P&C Division. From May 1988 until August 1993, Mr. Daniels was with the Maryland Insurance Group, most recently as a director of sales and marketing. Prior to that, Mr. Daniels was with Crum and Forster Personal Insurance for three years as an underwriter and assistant controller.

     JOSEPH M. GRANT has been a director of American Eagle since February 1994, and his term expires in 1997. Mr. Grant has been Executive Vice President, Chief Financial Officer and a director of Electronic Data Systems Corporation ("EDS"), an information technology company, since December 1990. Prior to joining EDS, Mr. Grant served as Executive Vice President and Chief Systems Officer for Houston-based American General Corp., a holding company in the life insurance, real estate and consumer finance businesses. From 1986 to 1989, Mr. Grant was Chairman of the Board and Chief Executive Officer of Fort Worth-based Texas American Bancshares, Inc., a bank holding company. Mr. Grant serves on the Board of Directors of Heritage Media Communication, a radio, television and direct marketing firm, and Nor Am Energy Corp., an oil and gas company.

    M. PHILIP GUTHRIE joined American Eagle as a director in May 1989, and his term expires in 1998. Mr. Guthrie became Chairman of the Board and Chief Executive Officer of American Eagle in December 1992 and President in September 1996. In addition, Mr. Guthrie has been a managing director of Mason Best Company, L.P., a merchant banking firm ("Mason Best"), since 1989. Mr. Guthrie has been a director of San Jacinto Holdings, Inc. ("SJH") and Safeguard Business Systems, Inc. since 1989. Mr. Guthrie was President and a General Partner of Diamond Management Group, Inc., a Dallas- based private investment company, from 1984 until 1989. From 1981 to 1984, Mr. Guthrie was the Executive Vice President, Chief Financial Officer and a director of Braniff International. From 1978 to 1981, Mr. Guthrie was Vice President, Chief Financial Officer and Treasurer of Southwest Airlines Company. Mr. Guthrie is a Certified Public Accountant.

    GEORGE C. HILL III joined AEIC as a Senior Vice President in December 1991. Mr. Hill is currently responsible for sales and marketing of the artisan contractor product line. From January 1987 until December 1991, Mr. Hill was Executive Vice President of Rollins Hudig Hall of Northern California, Inc. (formerly known as Rollins Burdick Hunter of Northern California, Inc.), a national brokerage firm, where he managed the Oakland, California office. Mr. Hill has served as President of the Society of Chartered Property and Casualty Underwriters, both locally and nationally.

    KEITH W. HUGHES has been a director of American Eagle since August 1995, and his term expires in 1999. Mr. Hughes has been Chairman and Chief Executive Officer of Associates First Capital Corporation (the "Associates"), a consumer and commercial finance company, since February 1995. Mr. Hughes has been associated with the Associates since 1981. Mr. Hughes serves on the Board of Directors of Associates First Capital Corporation.

    HELEN F. KNIGHT joined AOA in 1977, following AOA's acquisition of International Aviation Underwriters, where she had been employed as an aviation underwriter in the Special Risk Department. She has been Senior Vice President/Special Accounts of AEIC since September 1994, where she is responsible for the major airport program and placement of facultative reinsurance. Prior to this she held various positions in AEIC and AOA. Mrs. Knight has over 27 years experience in the insurance industry.

    RICHARD M. KURZ joined American Eagle in December 1993 as Senior Vice President/Chief Financial Officer. He has been a director of American Eagle since February 1995, and his term expires in 1997. From August 1991 until December 1992, Mr. Kurz was Chief Financial Officer of BDP International, Inc., a Custom House broker and freight forwarder, where he was responsible for finance and administration. From July 1989 to August 1991, Mr. Kurz held a number of senior financial positions in CIGNA Corporation's Property and Casualty Group. From April 1986 to July 1989 Mr. Kurz was Chief Financial Officer of CIGNA Worldwide, Inc. ("CIGNA"), where he was responsible for financial reporting, planning, mergers and acquisitions, treasury, and international investment portfolio strategy. From January 1982 to April 1986, Mr. Kurz was the Chief Accounting Officer of the Property and Casualty Group of CIGNA where he was responsible for financial reporting and controls. Mr. Kurz also served in various positions with Price Waterhouse for 11 years, including Senior Manager in the firm's insurance industry specialty group providing accounting and consulting services to the insurance industry. Mr. Kurz is a Certified Public Accountant.

    JOHN P.S. LEIGH joined AOA in July 1983, following AOA's acquisition of Duncanson & Holt/Aerospace Managers Agency, Inc., where he served as Vice President, Underwriting. He has been Senior Vice President/Aviation Underwriting of AEIC since July 1995, where he is responsible for all aspects of aviation underwriting and aviation underwriting management. Prior to this he held various positions at AEIC and AOA. Mr. Leigh has over 28 years experience in the insurance industry.

    JAMES E. MASER has been a director of American Eagle since February 1995, and his term expires in 1998. Mr. Maser has been Vice Chairman of Club Corporation International, a company which owns and operates clubs, resorts, public fee golf courses and real estate developments worldwide, since 1989. Mr. Maser has been associated with Club Corporation International since 1965.

    ELVIS L. MASON has served as a director of American Eagle since February 1992 and from 1986 through 1987. His term expires in 1999. Mr. Mason has been the Managing Partner of Mason Best Company, L.P., a merchant banking firm ("Mason Best"), since August 1984. Mason Best is a stockholder of the Company. Since February 1992, Mr. Mason served as Chairman of the Board and Chief Executive Officer of Safeguard Business Systems, Inc., a manufacturer and marketer of business forms and services. Mr. Mason is also a director of Tracor, Inc., a defense electronics firm, and United Meridian Corporation, an oil and gas firm.

    DAVID A. NOTESTEIN joined American Eagle in March 1997 as Senior Vice President/Chief Underwriting Officer. Prior to joining American Eagle, Mr. Notestein was Senior Vice President of Transport Insurance Company for over 10 years. During this period, he directed a product management group responsible for establishing pricing, distribution and underwriting practices and standards that returned a commercial auto insurance product to underwriting profitability and subsequently was responsible for similar functions involving development of a new non-standard auto product.

    SUZANNE REDDEN-SOLOMON joined AEIC as a Vice President in November 1994. From 1990 to 1994, Ms. Solomon was Manager of the Marine Division of the Maryland Insurance Company before being promoted to Director, Marine Division, in 1994. Her responsibilities included developing a national underwriting philosophy for the Marine Division and controlling all aspects of the product line from rate structure to contracting agents. From 1982 to 1990, Ms. Redden-Solomon was a Marine Manager with Jack Martin & Association, a marine insurance agency. Ms. Redden-Solomon has over 19 years of experience in the insurance industry.

    RONALD D. TAYLOR joined American Eagle as Vice President/Data Processing in December 1990, and has served as Vice President/Information Systems since January 1993. Prior to joining American Eagle, Mr. Taylor had been with Policy Management Systems Corporation, an insurance systems software development and sales and support company, since June 1988. Prior to that, Mr. Taylor was an independent data processing consultant working with insurance and financial organizations.

    ALLEN N. WALTON III joined Aviation Adjustment Bureau, Inc. ("AAB"), a subsidiary of American Eagle, in January 1974. He has been Senior Vice President/Claims of AAB since January 1989. In November 1995, Mr. Walton became President/Aviation Division of AEIC. In July 1993, Mr. Walton became Senior Vice President/Claims of AEIC and in February 1994 he became Senior Vice President/Claims of American Eagle. Mr. Walton managed the P&C Division claims operations since June 1993 and the Aviation Division claims operations since December 1989. Prior to that, Mr. Walton was responsible for the investigation and supervision of general aviation, airport, product and airline claims for the Company.

    MICHAEL G. WESTOVER joined AOA as reinsurance accounting manager/internal auditor in May 1990. Mr. Westover became Vice President of AOA in October 1990, and became Vice President and Treasurer of American Eagle in February 1992. From September 1989 to May 1990, Mr. Westover served as Financial Director of Combined Independent Agencies. Mr. Westover is a Certified Public Accountant.

ITEM 11:  EXECUTIVE COMPENSATION.

    The following table sets forth compensation information with respect to (i) the Chief Executive Officer, (ii) the four most highly compensated executive officers of the Company at the end of the 1996 fiscal year other than the Chief Executive Officer, and (iii) one individual who had been an executive officer during 1996 but who was not serving as an executive officer at the end of the year (each, a "Named Executive Officer"):

                           SUMMARY COMPENSATION TABLE



                                      Annual Compensation                       Long-term Compensation
                                      -------------------                       ----------------------
                                                             Other Annual   Restricted   Securities       All Other
 Name and Principal                                          Compensation     Stock      Underlying     Compensation
 Position                 Year   Salary(1)     Bonus(2)          (3)        Awards(4)    Options(#)          (5)
======================================================================================================================
 M. Philip Guthrie,       1996   $350,002            -            _               -       230,714            $4,758
 Chairman of the Board    1995    350,002            -            _               -             -             7,033
 and Chief Executive      1994    338,462      $75,000            _          $1,075       120,142             7,835
 Officer

 George F. Cass (6)       1996    250,001            -            _               -             -             6,258
                          1995    250,001            -            _               -             -             7,033
                          1994    244,232       50,000            _           1,075        81,560             6,566

 Frederick G.             1996    167,500            -            -               -        72,695             6,258
 Anderson,  Sr. Vice      1995    167,500            -            -               -        15,000             7,033
 President/General        1994    166,346       40,000            -           1,075        20,000             6,740
 Counsel and Secretary

 Richard M. Kurz, Sr.     1996    162,500            -            -               -        66,334             6,258
 Vice                     1995    158,269            -            -               -        30,000             7,033
 President/Chief          1994    135,000       40,000            -           1,075        20,000             3,488
 Financial Officer

 Allen N. Walton III,     1996    162,500            -            -               -        66,643             6,258
 President/Aviation       1995    147,887            -            -               -         5,000             7,033
 Division                 1994    141,636       10,000            -           1,075        20,000             6,070

 George C. Hill, Sr.      1996    160,002            -            -               -        15,000             6,258
 Vice President/AEIC      1995    159,233            -            -               -             -             7,033
                          1994    154,424        7,000            -           1,075        10,000             6,487



____________________________________________
(1) Salary and bonus levels are determined in accordance with the process described in the "Compensation Committee Report on Executive Compensation."
(2) Bonuses are generally earned in the year shown and paid in the following year.
(3) No Named Executive Officer received perquisites or other personal benefits in any of the Company's three most recent fiscal years which exceeded the lesser of $50,000 or 10% of his combined annual salary and bonus for such year.
(4) Each of Messrs. Guthrie, Cass, Anderson, Kurz, Walton and Hill held 100 shares of restricted stock having a value of $475 on December 31, 1996. Each 100 share grant was made on May 18, 1994 as restricted stock subject to certain vesting requirements pursuant to the terms of the Employee Restricted Stock Plan ("ERSP"). On December 31, 1996, all shares of restricted stock issued and outstanding under the ERSP became fully vested pursuant to the terms of the ERSP. Dividends were paid on all restricted stock when earned.
(5) Amounts reflect contributions made by the Company to the Employee Profit Sharing and Savings Plan account of the Named Executive Officer. Discretionary contributions made by the Company are earned in the year shown and paid in the following year.

(6) Mr. Cass resigned from the position of President and Chief Operating Officer and a director of the Company in September 1996. He retired as an employee of the Company on March 31, 1997.

STOCK OPTION GRANTS

    The following table provides details regarding options granted to the Named Executive Officers in 1996. In addition, in accordance with Securities and Exchange Commission (the "SEC") rules there are shown the hypothetical gains or "option spreads" that would exist for the respective options. The gains are based on assumed rates of annual compound growth in stock price of 5% and 10% from the date the options were granted over the full option term. The actual value, if any, a Named Executive Officer may realize will depend on the spread between the market price and the exercise price on the date the option is exercised.

                                               OPTION GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants
                           ---------------------------------------------------------------
                             Number of     Percent of
                            Securities    Total Options                                       Potential Realizable at
                            Underlying       Granted           Exercise                       Assumed Annual Rates of
 Name                         Options      Employees in            or           Expiration          Share Price
                            Granted(1)     Fiscal 1996       Base Price Per        Date           Appreciation for
                                                                 Share                               Option(2)
                                                                                              -----------------------
                                                                                                  5%           10%
======================================================================================================================
 M. Philip Guthrie          110,572 (3)       13.8%              $4.525         12/31/2007      $398,621      $998,133
                            120,142 (3)        5.0                4.75          12/31/2006       359,225       909,475

 George F. Cass                  -              -                                    -                 -             -

 Frederick G. Anderson       20,945 (3)        2.6               4.525          12/31/2007        75,507       189,071
                             51,750 (3)        6.5                4.75          12/31/2006       154,733       391,748

 Richard M. Kurz              9,584(3)         1.2               4.525          12/31/2007        34,550        86,515
                             56,750 (3)        7.1                4.75          12/31/2006       169,683       429,598

 Allen N. Walton III         14,603 (3)        1.8               4.525          12/31/2007        52,644       131,821
                             48,040 (3)        6.0                4.75          12/31/2006       143,640       363,663


 George C. Hill                3,480(3)        0.4               4.525          12/31/2007        12,545        31,414
                             11,520 (3)        1.4                4.75          12/31/2006        34,445        87,206


(1) The options noted are subject to a three-year vesting schedule with 33-1/3% becoming first exercisable on December 31, 1997 (the first anniversary of the date of grant). An additional 33-1/3% becomes exercisable on each of December 31, 1998 and December 31, 1999.
(2) Potential gains are net of the exercise price, but before taxes associated with the exercise. These amounts represent the assumed annual rates of appreciation shown, based on SEC rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the optionholders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(3) Replacement stock options granted on December 31, 1996. See "Ten Year Option Repricing" below.

STOCK OPTION EXERCISES AND HOLDINGS

     The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the Named Executive Officers at the end of 1996. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Company's Common Stock. There were no options exercised by any Named Executive Officers in 1996.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                      Number of Shares Underlying Unexercised     Value of Unexercised In-the-Money
                                                      Options                                 Options
 Name                                           at December 31, 1996                    at December 31, 1996
====================================================================================================================

                                         Exercisable          Unexercisable       Exercisable          Unexercisable
                                         -----------          -------------       -----------          -------------
 M. Philip Guthrie                                  -               230,714            -                  $24,878.80

 George F. Cass                                     -                     -            -                        -

 Frederick G. Anderson                              -                72,695            -                    4,712.63

 Richard M. Kurz                                    -                66,334            -                    2,156.40

 Allen N. Walton III                                -                62,643            -                    3,285.68

 George C. Hill                                62,825                15,000            -                      783.00

                           TEN YEAR OPTION REPRICING

    The following table provides the specified information concerning all repricing of options to purchase the Company's stock held by the named executive officers during the last ten years.

                                        Securities                       Exercise                    Length of
                                        Underlying                       price at                    original option
                                        number of        Market price    time of                     term remaining
                                        options          of stock at     repricing      New          at date of
                                        repriced or      time of         or             exercise     repricing or
 Name                      Date         amended          repricing or    amendment      price ($)    amendment
                                        (#)(1)           amendment ($)   ($)                         (Months)
-------------------------------------------------------------------------------------------------------------------
 M. Philip Guthrie         12/31/96         104,038      $4.75           $11.52         $4.525              84
 (Chairman, President      12/31/96           6,534      $4.75           $11.52         $4.525              96
 and CEO)                  12/31/96         120,142      $4.75           $10.00         $4.75               89

 George F. Cass              -                    -        -               -            -

 Frederick G. Anderson     12/31/96          16,985      $4.75           $11.52         $4.75               75
 (Sr. Vice                 12/31/96             355      $4.75           $11.52         $4.525              75
 President/General         12/31/96          17,340      $4.75           $11.52         $4.525              87
 Counsel)                  12/31/96           3,015      $4.75           $11.52         $4.75               96
                           12/31/96          20,000      $4.75           $10.00         $4.75               89
                           12/31/96          11,750      $4.75           $ 9.875        $4.75               98
                           12/31/96           3,250      $4.75           $ 9.57         $4.525              110


 Richard M. Kurz           12/31/96          16,334      $4.75           $11.52         $4.75                96
 (Sr. Vice                 12/31/96          20,000      $4.75           $10.00         $4.75                89
 President/Chief           12/31/96          16,750      $4.75           $ 9.875        $4.75                98
 Financial Officer)        12/31/96           9,584      $4.75           $ 9.57         $4.525              110
                           12/31/96           3,666      $4.75           $ 9.57         $4.75               110

                           12/31/96          17,340      $4.75           $11.52         $4.525               70
 Allen N. Walton III       12/31/96           4,021      $4.75           $11.52         $4.525               87
 (President/Aviation       12/31/96           6,282      $4.75           $11.52         $4.525               96
 Division)                 12/31/96          20,000      $4.75           $10.00         $4.75                89
                           12/31/96           5,000      $4.75           $ 9.075        $4.75                98
                           12/31/96           3,040      $4.75           $10.25         $4.75               110
                           12/31/96           6,960      $4.75           $ 9.94         $4.525              122

 George C. Hill            12/31/96          10,000      $4.75           $10.00         $4.75                89
 (Sr. Vice                 12/31/96           1,520      $4.75           $10.25         $4.75               110
 President/AEIC)           12/31/96           3,480      $4.75           $ 9.94         $4.525              122


_______________________________________________
(1) The repriced options are subject to a three year vesting schedule with 33-1/3% becoming first exercisable on December 31, 1997 (the first anniversary date of the grant). An additional 33-1/3% becomes exercisable on each of December 31, 1998 and December 31, 1999.

EXECUTIVE OFFICER AGREEMENTS

    Effective December 31, 1994, the Company entered into employment agreements with the following executive officers to serve in the positions noted: M. Philip Guthrie, Chairman of the Board and Chief Executive Officer; George F. Cass, President and Chief Operating Officer; Frederick G. Anderson, Senior Vice President/General Counsel and Secretary; Richard M. Kurz, Senior Vice President/Chief Financial

Officer; and Allen N. Walton III, President/Aviation Division. Effective December 31, 1994, American Eagle Insurance Company ("AEIC") entered into an employment agreement with George C. Hill to serve as Senior Vice President of AEIC. On September 27, 1996, Mr. Cass retired as President of American Eagle and his employment agreement was terminated by mutual agreement. Each employment agreement is for a term of three years from the date of the agreement; provided, however, that on each anniversary of such agreement, the term of the agreement is automatically extended for one additional year unless at least 60 days before any such anniversary either party provides the other party written notice that the automatic extension shall be terminated.
Pursuant to the respective employment agreements, each of Messrs. Guthrie, Anderson, Hill, Kurz and Walton received an annual salary as listed in the Summary Compensation Table for 1996, which may be increased by the Board of Directors in its discretion. Each is also entitled to receive such annual bonuses in amounts up to 50% of his annual salary as the Board of Directors may approve in its discretion. In the event of a Change of Control (as defined in the employment agreements), and, thereafter, an officer's employment is terminated by the Company, except for good reason (as defined in the employment agreements) or as otherwise set forth therein, the Company would be required to continue payment of his base salary for the remainder of the term. The sale by the Company of the Series D Preferred Stock on December 31, 1996 constituted a Change of Control as defined in the employment agreements. Each employment agreement contains confidentiality and non-solicitation provisions effective during the term of employment and for three years after the employment agreement is terminated.

    The Company's 1994 Stock Incentive Plan provides for full vesting of options outstanding for at least six months in the event there is a change in control of the Company.

DIRECTOR COMPENSATION

    Directors who are compensated as employees of the Company receive no additional compensation as directors. Non- employee directors receive annual compensation of $15,000, plus $1,000 for each Board of Directors meeting attended. Committee chairmen receive $1,000, and other committee members receive $500, for each committee meeting attended. There is a Company deferred compensation plan available to all non-employee directors for the cash portion of the compensation, in which all eligible directors participated in 1996.

    The Company has adopted a stock option plan for non-employee directors (the "Director Plan"), which authorizes 100,000 shares of Common Stock for issuance pursuant to stock options granted to non-employee directors. Under the Director Plan, (i) each newly appointed director is granted an option to purchase 10,000 shares of Common Stock on the date of the Company's first meeting of the Board of Directors for which they served as a director; and (ii) each director is granted additional options to purchase 2,500 shares of Common Stock on each of the dates of the subsequent annual meetings of the Board of Directors.

AUDIT AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    In 1996, decisions with respect to the compensation of the Company's executive officers were made by a Compensation Committee consisting of Mr. Hughes, Mr. Maser and Mr. Mason, who were directors of the Company at that time. None of Messrs. Hughes, Maser or Mason have ever been officers of the Company. Mr. Mason is Chairman of the Board and Chief Executive Officer of Safeguard Business Systems, Inc. Mr. Guthrie, Chairman of the Board, President and Chief Executive Officer of the Company, is Chairman of the Compensation Committee of Safeguard Business Systems, Inc.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERALL OBJECTIVES OF THE EXECUTIVE COMPENSATION PROGRAM

   The Compensation Committee believes that management compensation should be directly linked to changes in stockholder value and long-term financial and operating performance. The Company's executive compensation program thus includes significant long-term incentives, through equity-based awards, which are tied to the long-term performance of the Company's Common Stock. The Compensation Committee recognizes, however, that while stock prices may reflect management performance over the long-term, other factors, such as general economic conditions and varying investors' attitudes toward the stock market in general, and specific industries in particular, may significantly affect stock prices at any point in time. Accordingly, the salary component of compensation emphasizes individual performance and the annual bonus component of compensation emphasizes the realization of defined business objectives, both of which are independent of short-range fluctuations in the stock price.

   Executive compensation thus has been designed to align executive compensation with both the Company's business goals and long-term stockholder interests. The Compensation Committee believes that the program, as implemented, is balanced and consistent with these objectives. The Compensation Committee will continue to monitor the operation of the program and cause the program to be adjusted and redefined, as necessary, to ensure that it continues to support both corporate and stockholder goals.

   The key details of the Company's total executive compensation program are discussed below.

COMPETITIVE LEVELS OF COMPENSATION

   The Company attempts to provide its executives with a total compensation package that, at expected levels of performance, is competitive with those provided to executives who hold comparable positions or have similar qualifications. Total compensation is defined to include base salary, annual incentives, and long-term incentives.

   The Company determines competitive levels of compensation for executive positions based on information drawn from compensation surveys, proxy statements for comparative organizations and compensation consultants. The proxy statement analysis on pay levels uses a peer group of companies similar in size and/or business to the Company. The Compensation Committee reviews compensation recommendations made by the Chief Executive Officer based upon his assessment of each officer's past performance and expectations as to future contributions. The Compensation Committee then formulates its own recommendations, which are submitted for approval by the Board of Directors.

   It should be noted that the value of any individual executive's compensation package will vary significantly based on individual and company performance.
So while the expected value of an executive's compensation package may be competitive, actual payments made to executives in a given year may be higher or lower than competitive market rates because of performance.

BASE SALARY PROGRAM

   The objective of the Company's base salary program is to provide salaries that are near the market median for companies of comparable size and/or business. The Company believes that it is crucial to provide competitive salaries in order to attract and retain talented managers.

   Base salary levels are also based on each individual employee's performance over time and each individual's role in the Company. Consequently, employees with higher levels of sustained performance over time and/or employees assuming greater responsibilities will be paid correspondingly higher salaries.

   Salaries for executives are reviewed annually based on a variety of factors, including individual performance, general levels of market salary increases and the Company's overall financial results. All salary increases are granted within a pay-for-performance framework.

ANNUAL INCENTIVE COMPENSATION

   The Company's annual incentive compensation program assists the Company in rewarding and motivating key employees and provides cash compensation opportunities to executives. As a pay-for-performance program, the 1997 annual incentive for officers is based on the achievement of combined ratio objectives established for the Company. The combined ratio will be measured on an accident year basis in order to match underwriting results with current performance. The annual incentive compensation would be paid over three years, and the underwriting results for the base year would be recalculated before each payment. The Compensation Committee may, in its discretion, recommend that a cash bonus be paid to an individual executive in recognition of outstanding individual performance.

   No annual bonuses were paid to officers for 1996 because earnings per share thresholds in the 1996 annual incentive bonus program were not met.

LONG-TERM INCENTIVE PLANS

   The Company provides long-term equity based incentives through the 1994 Stock Incentive Plan, the 1991 Nonqualified Stock Option Plan, and the P&C Stock Option Plan--Hill, and cash based incentives through the Employee Profit Sharing and Savings Plan.

   The Company's overall long-term incentive grant levels are established by considering market data on grant levels and an appropriate overall level of shares reserved for such plans in the market. Individual long-term incentive grants are based on the level of each participant in the Company and individual performance. Also, the Compensation Committee does consider the size of existing stock option holdings by executives in determining the size of stock option grants.

   The compensation of executive officers is periodically reviewed to ensure an appropriate mix of base salary, annual incentive, and long-term incentive within the philosophy of providing competitive total direct compensation opportunities consistent with the pay philosophy articulated above.

STOCK OPTION REPRICING

   On November 5, 1996, the Company and American Financial Group, Inc. ("AFG") entered into the Securities Purchase Agreement (the "Securities Purchase Agreement") which provided for the sale and issuance by the Company of 350,000 shares of Series D Preferred Stock for an aggregate purchase price of $35 million. As a condition to AFG's obligation to close, the Securities Purchase Agreement required the Company to adjust the exercise price and vesting period of existing stock options granted to the current officers and directors of the Company or its subsidiaries pursuant to its 1991 Nonqualified Stock Option Plan, 1994 Stock Incentive Plan and 1994 Directors Option Plan to the market price on the date of closing and provided that all such options shall have a vesting period of three years, with one-third of the options vesting on each anniversary date of the date of adjustment.

   In addition to the requirements in the Securities Purchase Agreement, the Board of Directors reviewed certain options previously granted to employees of the Company and the market price of the Company's common stock during the past two years. The Board recognized that such options issued by the Company are utilized as compensation and to provide incentives to improve Company performance and thereby positively influence the market price for Company's common stock for the benefit of all shareholders. The Board determined that the market price had declined despite the Company's significant accomplishments, that options previously granted under the 1994 Stock Incentive Plan and the 1991 Nonqualified Stock Option Plan were at exercise prices in excess of the current market prices of the Company's common stock, and that the current outstanding stock options if left in place would not achieve the underlying objectives. The Compensation Committee, which administers the 1994 Stock Incentive Plan and the 1991 Nonqualified Stock Option Plan, reviewed and approved the Board of Director's analysis regarding the option reset.

   Accordingly, on December 31, 1996 (the "Grant Date"), replacement stock options were granted to replace previously issued stock options under such plans. The replacement options did not involve the grant of any additional shares. Pursuant to the requirements of the Securities Purchase Agreement, the replacement options were granted and priced as of December 31, 1996 closing of the Securities Purchase Agreement. No other option repricing or exchange has occurred in the past ten years.

1996 CHIEF EXECUTIVE OFFICER PAY

   As described above, the Company manages its pay for all executives, including the Chief Executive Officer, considering both a pay-for-performance philosophy and market rates of compensation for each executive position. Specific actions recommended by the Compensation Committee and taken by the Board of Directors regarding Mr. Guthrie's compensation are summarized below.

   Base Salary. Mr. Guthrie's base salary remained unchanged at $350,000 annually.

   Annual Bonus and Long-Term Incentive Awards. Mr. Guthrie received no bonus for 1996 performance and was granted no additional stock options in 1996. Mr. Guthrie's existing stock options were repriced on December 31, 1996. See "Ten Year Option Repricing" and "Stock Option Repricing" above. Mr. Guthrie's pro rata share of the Company's contribution for 1996 to the profit sharing portion of the Employee Profit Sharing and Savings Plan was $1,758.

DISCUSSION OF CORPORATE TAX DEDUCTION ON COMPENSATION IN EXCESS OF $1 MILLION A YEAR

   Internal Revenue Code Section 162(m), enacted in 1993, precludes a public corporation from taking a deduction in 1994 or subsequent years for compensation over $1 million for its chief executive officer or any of its four highest-paid officers. Certain performance-based compensation, however, is specifically exempt from the deduction limit.

   In connection with the compensation of executive officers, the Compensation Committee is aware of Section 162(m) as it relates to deductibility of qualifying compensation paid to executive officers. The Compensation Committee believes that compensation to be paid in 1997 will not exceed the deductibility limitations on non-excluded compensation to any of the Company's executives.

         The 1997 Compensation Committee of the Board of Directors is:

                            Elvis L. Mason, Chairman

                                Keith W. Hughes

                                 James E. Maser

                            STOCK PERFORMANCE GRAPH




    The performance graph shown below was prepared by Research Holdings, Ltd. for use in this Proxy Statement. The graph sets forth the compounded return to the Company's stockholders since American Eagle became a public company on May 11, 1994, compared on an indexed basis with the S&P 500 Stock Index and the Company's Peer Group.



Research Date Group                      Total Return - Data Summary

FLI                                      Begin: 05/11/94
                                         End:   12/31/96
                                                 456BZFLI
------------------------------------------------------------------------------------------------------------------------------------
                                         5/94    6/94    9/94   12/94   3/95   6/95   9/95   12/95   3/96   6/96   9/96   12/96

AMERICAN EAGLE GROUP INC       FLI        100      93     113      82     97    119    103     111     79    46     43      48

PEER GROUP                     PPEERO     100     104     107     103    115    115    133     145    142   144    164     177

S & P 500                      1500       100     101     106     106    116    127    137     146    153   160    165     179



13-Feb-97



      ASSUMES $100 INVESTED ON MAY 11, 1994 AND REINVESTMENT OF DIVIDENDS.
                        FISCAL YEAR ENDING DECEMBER 31.
                 QUARTERLY:  MAY 11, 1994 TO DECEMBER 31, 1996.

                The Peer Group includes the following companies:

          AVEMCO Corp., Frontier Insurance Group, Inc., GAINSCO Inc.,
 Gryphon Holdings, Inc., Guaranty National Corp., HCC Insurance Holdings, Inc., Hartford Steam Boiler Inspection & Insurance Company, Markel Corp., Navigators
                                 Group, Inc.,
                     Progressive Corp. and WR Berkley Corp.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND
MANAGEMENT

    The following table sets forth certain information, with respect to the beneficial ownership of the Company's Common Stock, as of March 21, 1997, by
(i) all persons who are known by the Company to be beneficial owners of five percent or more of such stock, (ii) each director of the Company, (iii) each Named Executive Officer and (iv) all executive officers and directors of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to such shares. No effect has been given to shares reserved for issuance upon conversion of preferred stock or under outstanding stock options except where otherwise indicated.

                                                                              BENEFICIAL OWNERSHIP
                                                                     ---------------------------------------------
 NAME AND ADDRESS OF BENEFICIAL OWNER                                NUMBER OF SHARES         PERCENT OF CLASS (1)
==================================================================================================================
 American Financial Group, Inc. (2)                                         6,782,667                 49.5%
 One East Fourth Street
 Cincinnati, Ohio 45202

 Mason Best Company, L.P. (3)                                               2,960,772                 42.0
 2121 San Jacinto, Ste. 1000
 Dallas, Texas 75201

 Wellington Management Company, LLP (4)                                       698,000                  9.9
 75 State Street
 Boston, Massachusetts  02109

 Heartland Advisors, Inc. (5)                                                 559,500                  7.9
 790 North Milwaukee Street
 Milwaukee, Wisconsin 53202

 U.S. Bancorp (6)                                                             473,400                  6.7
 111 S.W. Fifth Avenue
 Portland, Oregon 97204

 Dimensional Fund Advisors, Inc. (7)                                          401,200                  5.7
 1299 Ocean Avenue, 11th Floor
 Santa Monica, California  90401

 M. Philip Guthrie (8)                                                         10,295                   *

 George F. Cass                                                                 6,082                   *

 Frederick G. Anderson (9)                                                      2,573                   *

 George C. Hill III (10)                                                       21,100                   *

 Richard M. Kurz                                                                2,151                   *

 Allen N. Walton III                                                            2,192                   *

 Joseph M. Grant                                                                    -                   *

 Keith W. Hughes                                                                    -                   *

 James E. Maser                                                                 2,000                   *

 Elvis L. Mason (11)                                                        2,965,772                 42.1

 All directors and executive officers as a group                            3,009,288                 42.7
 (18 persons including those listed above)

_____________________________________________________________
*  less than one percent

(1) Shares of Common Stock which are not outstanding but the beneficial ownership of which can be acquired by a person upon exercise of an option or warrant within sixty days of the date of this Proxy Statement are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. However, such shares are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

(2) Based on a report on Schedule 13D dated January 3, 1997 and filed with the Securities Exchange Commission. Includes 6,666,667 shares of Common Stock that may be acquired upon conversion of 350,000 shares of Series D Preferred Stock. The Series D Preferred Stock is entitled to certain voting rights on the matters submitted to holders of Common Stock. American Financial Group, Inc. and its affiliates are also subject to certain voting agreements that limit their voting rights. See "Item 13:
     Certain Relationships and Related Transactions--Voting Rights and Agreements."
(3) Based on a report on Schedule 13G filed with the Securities and Exchange Commission dated February 9, 1995.
(4) Based on a report on Schedule 13G filed with the Securities and Exchange Commission dated January 24, 1997.
(5) Based on a report on Schedule 13G filed with the Securities and Exchange Commission dated February 12, 1997.
(6) Based on a report on Schedule 13G filed with the Securities and Exchange Commission dated February 11, 1997.
(7) Based on a report on Schedule 13G filed with the Securities and Exchange Commission dated February 5, 1997.
(8) Includes 2,400 shares of Common Stock held by Mr. Guthrie's wife, and 200 shares of Common Stock held by Mr. Guthrie's son.
(9)  Includes 300 shares of Common Stock held by Mr. Anderson's wife.
(10) Includes 21,000 shares of stock held by a trust for which Mr. Hill is the trustee, and 62,825 shares of Common Stock which may be acquired upon the exercise of options.
(11) Elvis L. Mason, the Managing Partner of Mason Best Company, L.P., may be deemed to be the beneficial owner of all shares held by Mason Best Company, L.P.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

REGISTRATION RIGHTS AGREEMENTS

 Pursuant to a registration rights agreement (the "AFG Agreement") by and between AFG and the Company, AFG has the right on three occasions to demand registration under the Securities Act of 1933, as amended (the "Securities Act"), of the Series D Preferred Stock or the Common Stock into which it is converted or the warrants that may be issued upon its redemption (the "Registrable Securities") provided, however, that the Company shall in no event (including by reason of any assignment of rights by AFG or any other holder of Registrable Securities) be subject to more than three demand registrations under the AFG Agreement and shall not be obligated at any time to register the lesser of (i) 25% of the total outstanding number of Registerable Securities, or (ii) Registrable Securities with a market value (based on the market value of the underlying shares of Common Stock) of less than $1.0 million pursuant to any such request. The AFG Agreement also provides that, in the event the Company proposes to register any of its securities under the Securities Act for its own account or for the account of any other person, AFG will be entitled to include Registrable Shares in any such registration, subject to the right of the managing underwriter of any such offering in certain circumstances to exclude some or all of such Registrable Shares from such registration.

 Pursuant to a registration rights agreement (the "MB Agreement") between American Eagle and Mason Best, Mason Best has the right to have any or all of the shares of Common Stock held by it included in a registration statement filed by American Eagle under the Securities Act subject to certain limitations set forth in the MB Agreement. Mason Best also has the right, subject to certain conditions, to require American Eagle to file a registration statement under the Securities Act with respect to the Common Stock held by Mason Best (a "demand registration"). Mason Best is entitled to demand registrations only if at the time it holds an aggregate of at least 20% of the outstanding Common Stock of American Eagle and the demand is to register shares equal to at least 10% of the outstanding shares but are not otherwise limited as to the number of times they can require a demand registration. American Eagle is entitled to delay a demand registration for up to 180 days if, at the time it receives a demand, it notifies Mason Best that it intends to make a public offering of Common Stock within 180 days of such demand pursuant to a firm underwriting. The registration rights are assignable, provided the assignee beneficially owns more than 5% of the outstanding shares of Common Stock.

 In general, American Eagle will bear all of the registration and filing fees, printing expenses, fees and disbursements of counsel for the Company (with AFG and Mason Best responsible for the fees and disbursements of their separate counsel), "blue sky" fees and expenses and the expense of any special audits incident to or required by a registration required by the AFG or MB Agreements; provided, however, that all underwriting discounts and selling commissions applicable to sales by AFG or Mason Best will be borne by the respective party. If the offering is a secondary offering pursuant to a demand registration and Mason Best is the only stockholder selling shares in such offering, then, except with respect to the first such offering, Mason Best must pay its pro-rata share of all the expenses directly attributable to the offering.

 American Eagle and AFG, and American Eagle and Mason Best, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act, in connection with the registration of Common Stock pursuant to the AFG Agreement and the MB Agreement, respectively.

VOTING RIGHTS AND AGREEMENTS

 Pursuant to the terms of the Certificate of Designation of the Series D Preferred Stock (the "Certificate of Designation"), the holders of shares of Series D Preferred Stock are entitled to the following voting rights for the seven year period commencing on December 31, 1996. Thereafter, holders of Series D Preferred Stock will have no voting rights except as set forth in paragraphs (b) and (c) below or as otherwise provided by law:

 (a) With regard to any matter submitted to a vote of the holders of Common Stock of the Company, the holders of the Series D Preferred Stock shall be entitled collectively to cast 20% of the votes eligible to be cast in such matters; provided, however, in the event that the aggregate number of shares of Common Stock into which the Series D Preferred Stock is convertible represents less than 20% of the aggregate number of all shares of Common Stock outstanding (on a fully diluted basis), then each holder of a share of Series D Preferred Stock shall be entitled to cast one vote for each full share of Common Stock into which such share is then convertible.

 (b) Notwithstanding the foregoing, upon the occurrence and continuation of an Event of Default (defined as a default in dividend payments for at least two consecutive quarters or a default in any mandatory redemption payment on the Series D Preferred Stock), each share of Series D Preferred Stock shall be entitled to cast the number of votes equal to the number of shares of Common Stock into which such share is then convertible on any matter submitted for the consideration of the stockholders of the Company, and the holders of the Series D Preferred Stock, voting separately, as a class shall be entitled at the next annual or special meeting of stockholders to elect such number of directors which is a majority (rounded up) of the directors to be elected. The term of office of directors elected under these circumstances shall end upon the earlier of the termination of the Event of Default and the next annual meeting of stockholders.

 (c) Without the approval of holders of a majority of the outstanding shares of Series D Preferred Stock voting separately as a class, the Company will not, in any manner (including by merger or consolidation) (i) amend, alter or repeal any provisions of the resolutions establishing the Series D Preferred Stock so as to adversely affect the powers, preferences or special rights of such Series D Preferred Stock, or (ii) authorize the issuance of, or authorize any obligation or security convertible into or evidencing the right to purchase shares of, any additional class or series of stock ranking prior to the Series D Preferred Stock in the payment of dividends or the preferential distribution of assets. The foregoing shall not be interpreted to require any vote or consent of the Series D Preferred Stock in connection with the authorization or issuance of any series of Preferred Stock ranking on a parity with or junior to the Series D Preferred Stock as to dividends and/or the distribution of assets.

 In addition, pursuant to the Securities Purchase Agreement, until AFG and its affiliates no longer own Series D Preferred Stock, or shares of Common Stock issued or issuable upon conversion of the Series D Preferred Stock or exercise of warrants issued upon redemption of the Series D Preferred Stock (the "Underlying Shares"), representing in the aggregate the ownership, or the right to acquire ownership of 51% of the Underlying Shares, or until December 31, 2003, whichever is earlier, AFG shall be entitled to nominate for election to the Company's Board of Directors the number of directors which represents 30% (rounded up to the next director) of the number of directors serving at any one time, and, if elected, at least one of the directors representing AFG shall serve on each of the standing committees of the Board of Directors. Notwithstanding the foregoing, the number of directors that AFG shall be entitled to nominate shall be reduced to the extent and by the number of directors the holders of Series D Preferred Stock are entitled to elect as a class under the terms of the Certificate of Designation. In the event AFG's representatives fail to be elected as directors, AFG shall be entitled to have an equal number of representatives in place of such directors attend each meeting of the Board of Directors. Such representatives shall be entitled to receive all materials and information provided to the Company's Board of Directors and shall receive the same notices as are given to the Company's Board of Directors.

 In connection with the Securities Purchase Agreement, on November 8, 1996, Mason Best and AFG entered into a letter agreement (the "Voting Agreement") whereby Mason Best agreed to vote its stock in favor of the election to the Company's Board of Directors of those individuals nominated by AFG in accordance with the terms of the Securities Purchase Agreement. The Voting Agreement shall continue until December 31, 2003.

 Pursuant to the Securities Purchase Agreement, until AFG and its affiliates no longer own Series D Preferred Stock or Underlying Shares representing in the aggregate the ownership or the right to acquire ownership of 51% of the Underlying Shares, or until June 29, 2000, whichever is earlier, if AFG and its affiliates hold Series D Preferred Stock and Common Stock that represents the right to vote more than 20% of the total votes eligible to be cast on any matter, then AFG and its affiliates will vote all shares of Series D Preferred Stock and Common Stock owned by them in excess of such 20% in proportion to the actual vote of holders of all remaining votes (including AFG's 20% vote).


                                    PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) Documents filed as part of this Report. The following financial statements of the Company are included in Item 8:

    Consolidated Balance Sheets at December 31, 1996 and 1995

    Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements Report of Independent Public Accountants

    (b)  Reports on Form 8-K.

    The following reports on Form 8-K have been filed during the last quarter of the period covered by this Report: Current Report on Form 8-K reporting under Item 5 that American Eagle had entered into an agreement dated November 5, 1996 with American Financial Group, Inc. pursuant to which American Eagle would issue and sell 350,000 shares of convertible preferred stock for a purchase price of $35 million.

    (c)  Exhibits.

    See the accompanying Index to Exhibits beginning on page E-1. Exhibits are bound separately.

    (d)  Financial Statement Schedules.

    All schedules have been omitted because the information required to be included therein is inapplicable or is shown therein in the Financial Statements or Notes to Financial Statements.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 1997                   AMERICAN EAGLE GROUP, INC.



                                        BY: /s/ M. Philip Guthrie
                                           -------------------------------
                                            M. Philip Guthrie, Chairman of the
                                            Board, Chief Executive
                                            Officer and President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Name                                 Title                                        Date
                   ----                                 -----                                        ----

      /s/ M. Philip Guthrie                Chairman of the Board,                               March 27, 1997
-------------------------------------      Chief Executive Officer, President
           M. Philip Guthrie               and Director


      /s/ Richard M. Kurz                  Senior Vice President, Chief                       March 27, 1997
-------------------------------------      Financial Officer, Principal
          Richard M. Kurz                  Accounting Officer and Director


                                           Director                                           March ___, 1997
-------------------------------------
         Joseph M. Grant


            /s/ James E. Maser             Director                                           March 28, 1997
-------------------------------------
              James E. Maser


            /s/ Elvis L. Mason             Director                                           March 27, 1997
-------------------------------------
              Elvis L. Mason


           /s/ Keith W. Hughes             Director                                           March 28, 1997
-------------------------------------
              Keith W. Hughes

                                    EXHIBITS
                                       TO
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                      FOR

                           AMERICAN EAGLE GROUP, INC.

                             FOR FISCAL YEAR ENDED
                               DECEMBER 31, 1996

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
------                                             -------
   3.1         --    Restated Certificate of Incorporation of American Eagle (previously filed on May 11, 1994 with
                     Registrant's Amendment No. 2 to Registration Statement on Form S-1, File No. 33-75490, and
                     incorporated herein by reference).
   3.2         --    Bylaws of American Eagle, as amended (previously filed on May 11, 1994 with Registrant's Amendment
                     No. 2 to Registration Statement on Form S-1, File No. 33-75490, and incorporated by reference).
   3.3         --    Certificate of Designation of Series D Preferred Stock (previously filed as Appendix III of
                     Registrant's definitive Proxy Statement dated December 11, 1996, and incorporated herein by reference).
   4.1         --    Specimen Certificate for shares of Common Stock, $.01 par value, of American Eagle (Previously filed on May 11, 1994 with Registrant's Amendment No. 2 to Registration Statement on Form S-1,
                     File No. 33-75490, and incorporated herein by reference).
   4.2         --    Registration Rights Agreement, dated as of March 21, 1995, by and among American Eagle, Mason
                     Best Company, L.P. ("Mason Best") and Nelson Hurst (Previously filed on March 29, 1994 with
                     Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                     incorporated herein by reference).
   4.3         --    Amended Registration Rights Agreement, dated December 31, 1996, between American Eagle and Mason
                     Best.
   4.4         --    Registration Rights Agreement, dated December 31, 1996, between American Eagle and American
                     Financial Group, Inc. ("AFG").
  10.1         --    American Eagle Group, Inc. 1991 Non-Qualified Stock Option Plan, as amended.
  10.2         --    Amended and Restated P&C Stock Option Plan - Wise (Previously filed on February 18, 1994 with
                     Registrant's Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.3         --    Amended and Restated P&C Stock Option Plan - Hill (Previously filed on February 18, 1994 with
                     Registrant's Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.4         --    Amended and Restated P&C Stock Option Plan - Perkins (Previously filed on February 18, 1994 with
                     Registrant's Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  10.5         --    Amendment No. 1 to Amended and Restated P&C Stock Option Plan - Perkins, dated as of August 16,
                     1994, between American Eagle and J.B. Perkins (Previously filed on March 30, 1995 with
                     Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.6         --    American Eagle Group, Inc. 1994 Stock Incentive Plan, as amended.
  10.7         --    American Eagle Group, Inc. 1994 Director Stock Option Plan, as amended.
  10.8         --    American Eagle Group, Inc. Employee Profit Sharing and Savings Plan (Previously filed on February
                     18, 1994 with Registrant's Registration Statement on Form S-1, File No. 33-75490, and
                     incorporated herein by reference).
  10.9         --    American Eagle Group, Inc. Employee Stock Purchase Plan (Previously filed on March 30, 1995 with
                     Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.10        --    Employment Agreement, dated as of December 31, 1994, between American Eagle and
                     M. Philip Guthrie (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-
                     K, File No. 1-12922, and incorporated herein by reference).
  10.11        --    Employment Agreement, dated as of August 15, 1996, between American Eagle and Robert W. Conrey
                     (Previously filed with Registrant's Quarterly Report on Form 10-Q for the quarter ended September
                     30, 1996, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
------                                             -------
  10.12          --    Employment Agreement, dated as of December 31, 1994, between AEIC and George C. Hill (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and
                       incorporated herein by reference).
  10.13          --    Employment Agreement, dated as of December 31, 1994, between AEIC and David O. Daniels
                       (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-
                       12922, and incorporated herein by reference).
  10.14          --    Employment Agreement, dated as of December 31, 1994, between American Eagle and Frederick G.
                       Anderson (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                       No. 1-12922, and incorporated herein by reference).
  10.15          --    Employment Agreement, dated as of December 31, 1994, between American Eagle and Richard M. Kurz
                       (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-
                       12922, and incorporated herein by reference).
  10.16          --    Employment Agreement, dated as of December 31, 1994, between American Eagle and Allen N. Walton
                       III (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-
                       12922, and incorporated herein by reference).
  10.17          --    Consulting Agreement, dated as of December 24, 1992, between American Eagle and Don D. Hutson
                       (Previously filed on February 18, 1994 with Registrant's Registration Statement on Form S-1, File
                       No. 33-75490, and incorporated hereby by reference).
  10.18          --    Agreement dated as of February 15, 1991, between Luther King Capital Management Corporation and
                       AEIC (Previously filed on February 18, 1994 with Registrant's Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
  10.19          --    Investment Management Agreement, dated as of June 17, 1994, between American Eagle Insurance
                       Company and Aon Advisors, Inc. (Previously filed on March 30, 1995 with Registrant's Annual
                       Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.20          --    Agreement for the Purchase of all of the Outstanding Capital Stock of Aviation Office of America,
                       Inc. and American Eagle Insurance Company dated as of May 7, 1986, among Folmar Corporation, Crum and Forster, Inc. and United States Fire Insurance Company (the "Purchase Agreement") (Previously
                       filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1,
                       File No. 33-75490, and incorporated herein by reference).
  10.21          --    Amendment to Purchase Agreement dated as of June 6, 1987 (Previously filed on March 29, 1994 with
                       Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.22          --    Amendment to Purchase Agreement dated as of December 11, 1987 (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and
                       incorporated herein by reference).
  10.23          --    First through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement AR #4222 1994
                       Final Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
------                                             -------
  10.24          --    Casualty First and Second Excess of Loss Reinsurance Agreement AR #4038-94 1994 Final Placement
                       Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No.
                       1-12922, and incorporated herein by reference).
  10.25          --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR #4221 1994
                       Final Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by reference).
  10.26          --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR #4227 1994 Final
                       Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K,
                       File No. 1-12922, and incorporated herein by reference.
  10.27          --    First through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement AR#4222 1994
                       Final Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by reference).
  10.28          --    Casualty First and Second Excess of Loss Reinsurance Agreement AR#4038-94 1994 Final Placement
                       Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No.
                       1-12922, and incorporated herein by reference).
  10.29          --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR#4221 Final
                       Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K,
                       File No. 1-12922, and incorporated hereby by reference).
  10.30          --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR#4227 1994 Final
                       Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K,
                       File No. 1-12922, and incorporated hereby by reference).
  10.31          --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR#4221 1995
                       Final Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                       10-K, File No. 1-12922, and incorporated herein by reference).
  10.32          --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR #4227 1995 Final
                       Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K,
                       File No. 1-12922, and incorporated herein by reference).
  10.33          --    First and Second Property Excess of Loss Reinsurance Agreement--ARA #4039-91 (subject to a request for confidential treatment). (Previously filed on March 28, 1996 with Registrant's Annual
                       Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.34          --    First and Second Casualty Excess of Loss Reinsurance Agreement--ARA #4038-91 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with Registrant's
                       Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.35          --    Casualty First and Second Excess of Loss Reinsurance Agreement--AR #4038-95 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.36          --    First and Second Casualty Excess of Loss Reinsurance Agreement--AR #4038-95 (subject to a request for confidential treatment.  (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.37          --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement--AR #4227-94
                       (subject to a request for confidential treatment).  (previously filed on March 28, 1996 with
                       Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                             EXHIBIT
------                                             -------
  10.38          --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4221-94
                       (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with
                       Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.39          --    First Through Fifth General Aviation Excess of Loss Reinsurance Agreement--AR #4222-94 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with Registrant's
                       Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
  10.40          --    Securities Purchase Agreement, dated as of November 5, 1996, by and between American Eagle and
                       American Financial Group, Inc.  (Previously filed with Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).
  10.41          --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4221--
                       1996 Final Placement Slip (Previously filed with Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).
  10.42          --    First Through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4222--
                       1996 Final Placement Slip (Previously filed with Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference (Previously filed with
                       Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).
  21             --    Subsidiaries of American Eagle (previously filed on February 18, 1994 with Registrant's
                       Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
  27             --    Financial Data Schedule.
  28             --    Information from reports furnished to state insurance regulatory authorities.