Form 10-Q
period 1997-03-31
AMERICAN EAGLE GROUP INC
filed 1997-05-15
CIK 882800

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)
[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1997 or

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the Transition period from         to
                                        -------    --------

                         Commission file number 1-12922

                           AMERICAN EAGLE GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                                     75-2100622
          (State or other jurisdiction                        (I.R.S. Employer
        of incorporation or organization)                   Identification No.)

   12801 North Central Expressway, Suite 800,                      75243
                  Dallas, Texas                                  (Zip Code)
    (Address of principal executive offices)

             Registrant's telephone number, including area code (972) 448-1400


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

                 Yes     X                        No
                     ---------                       ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
        As of April 30, 1996, the number of shares outstanding of each of the issuer's classes of common stock was as follows:

        Common Stock  ........... 7,047,098 shares,  par value $.01 per share

================================================================================

                           AMERICAN EAGLE GROUP, INC.
                               INDEX TO FORM 10-Q




                                                                        Page
                                                                        ----
    PART I.    FINANCIAL INFORMATION

               Item 1.  Financial Statements

                Condensed consolidated balance sheets as of
                   March 31, 1997 (unaudited) and
                   December 31, 1996  ...............................     3

                Condensed consolidated statements of operations
                   for the three months ended March 31, 1997
                   (unaudited) and March 31, 1996 (unaudited) .......     4

                Condensed consolidated statements of cash flows
                   for the three months ended March 31, 1997
                   (unaudited) and March 31, 1996 (unaudited) .......     5

                Notes to condensed consolidated financial
                   statements (unaudited) ...........................     6

               Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ....     7

    PART II.   OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K  ...........    11

    SIGNATURES  .....................................................    12

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                 Unaudited)
                                                                December 31,      March 31,
                                     ASSETS                         1996            1997
                                                                ------------    ------------
Cash and investments                                            $     89,087    $     66,562
Accounts receivable                                                   48,714          55,625
Reinsurance recoverable, net                                          69,242          69,896
Deferred policy acquisition costs                                     14,509          13,234
Deferred reinsurance premiums                                         26,706          29,208
Other assets                                                          13,701          13,460
                                                                ------------    ------------
                   Total assets                                 $    261,959    $    247,985
                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Reserve for losses and loss adjustment expenses               $    138,133    $    135,573
  Unearned premiums                                                   60,065          50,566
  Other policy liabilities                                             7,646          16,833
  Agency payables to insurance companies                               1,094          (1,463)
  Accounts payable and other liabilities                              12,732          10,690
                                                                ------------    ------------
                   Total liabilities                                 219,670         212,199
                                                                ------------    ------------

Commitments and contingent liabilities
Series B Cumulative Preferred Stock, $.01 par value; 162,857
  shares authorized, 142,857 shares issued and outstanding             1,629           1,428
Series D Cumulative Convertible Redeemable Preferred Stock,
  $0.01 par value; 546,200 shares authorized, 350,000 shares issued and outstanding at December 31, 1996 and 357,875
  at March 31, 1997                                                   33,164          33,952
Stockholders' equity:
  Common Stock, $.01 par value, 21,000,000 shares authorized,
    7,047,098 shares issued                                               71              71
  Additional paid-in-capital                                          45,563          45,600
  Unrealized apprec.(deprec.) on investment securities, net
    of deferred taxes                                                    106            (467)
  Retained earnings                                                  (38,157)        (44,711)
  Less - 73,882 shares of common stock held in the treasury,
    at cost                                                              (87)            (87)
                                                                ------------    ------------
                   Total stockholders' equity                          7,496             406
                                                                ------------    ------------
                   Total liabilities and stockholders' equity   $    261,959    $    247,985
                                                                ============    ============

   The accompanying notes are an integral part of these financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE PERIODS ENDED
                                  (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                                       Three Months Ended
                                                    March 31,       March 31,
                                                      1996            1997
                                                  ------------    ------------
Revenues
  Earned premiums, net of reinsurance             $     32,834    $     23,806
  Agency operations, net                                   (33)            326
  Investment income, net                                 1,403           1,278
  Realized investment gains (losses), net                  153             (58)
                                                  ------------    ------------
           Total revenues                               34,357          25,352
                                                  ------------    ------------

Expenses
  Losses and loss adjustment expenses, net of
    reinsurance                                         27,519          19,953
  Policy acquisition and other underwriting
    expenses                                            10,758          11,142
  Interest expense                                         250
                                                  ------------    ------------

           Total expenses                               38,527          31,095
                                                  ------------    ------------

Income (loss) before income tax expense                 (4,170)         (5,743)
Income tax expense (benefit)                            (1,418)
                                                  ------------    ------------

Net income (loss)                                 $     (2,752)   $     (5,743)

Net income (loss) available for common
  stockholders (1)                                $     (2,776)   $     (6,552)
                                                  ============    ============

Weighted average number of common shares
  outstanding                                        7,050,548       7,048,898
                                                  ============    ============

Net income (loss) per share of common stock (1)   $      (0.39)   $      (0.93)

(1) After deduction of preferred dividends



   The accompanying notes are an integral part of these financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                       March 31,     March 31,
                                                                         1996          1997
                                                                      ----------    ----------
Cash and cash equivalents derived from:

     Total provided by (used in) operating activities                 $  (16,795)   $  (22,358)

     Investing activities-
        Net proceeds (purchases) of short-term investments                24,730        (2,652)
        Purchases of fixed income securities                             (14,587)      (15,583)
        Proceeds from sales of fixed income securities                     6,119        15,428
        Proceeds from maturities of fixed income securities                  100         3,065
        Purchases of property and equipment                                 (325)        1,054
                                                                      ----------    ----------

                   Total provided by (used in) investing activities       16,037         1,312
                                                                      ----------    ----------

     Financing activities-
        Dividends paid on Series B and D Cumulative Preferred Stock          (24)         (806)
        Dividends paid on common stock                                      (282)
        Proceeds from issuance of preferred stock                                          785
        Redemption of Series B Cumulative Preferred Stock                                 (201)
                                                                      ----------    ----------

                   Total provided by (used in) financing activities         (306)         (222)
                                                                      ----------    ----------

Net change in cash and cash equivalents                                   (1,064)      (21,268)

Cash and cash equivalents, beginning of period                             2,922        23,093
                                                                      ----------    ----------

Cash and cash equivalents, end of period                              $    1,858    $    1,825
                                                                      ==========    ==========




   The accompanying notes are an integral part of these financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED

                            MARCH 31, 1996 AND 1997
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the American Eagle Group, Inc. (the "Company") and subsidiaries for the three months ended March 31, 1997 and 1996 have been prepared in accordance with the instructions to the Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K.


2.  SALES OF OPERATIONS

As previously announced, the Company has entered into transactions to sell its aviation and artisan contractor insurance operations. The closing of the aviation transaction will require approval by the Company's stockholders, although stockholders owning a majority of the Company's voting stock have agreed to vote in favor of the transaction. The closing of the aviation transaction is also subject to regulatory approvals and other customary conditions. The closing of the artisan transaction is subject to required regulatory approvals and licenses and other customary conditions. The Company has also entered into a letter of intent to sell its marine operations. The closing of the marine transaction is subject to definitive documentation, Boards' of Directors approvals, required regulatory approvals and licenses and other customary conditions.

Upon completion of these transactions, the Company expects that it will no longer write new or renewal policies for the foreseeable future. It will continue to handle claims on the Company's policies that are not assumed as part of these transactions and maintain the related reserves and assets. Accordingly, the Company's revenues and earnings capacity will be significantly lower in the future. Pro-forma financial data on the effect of these transactions will be included in a Proxy Statement to Shareholders, which is expected to be issued in the second quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF 1997 COMPARED TO THE FIRST QUARTER OF 1996


Gross Premiums Produced

Gross premiums produced for the first quarter of 1997 compared to the first quarter of 1996 were as follows (in millions):

                                                     FIRST QUARTER
                                                   1996       1997
                                                  ------     ------
       Gross premiums produced                    $ 42.4     $ 23.8
          For other companies                       (2.6)      (3.9)
          Assumed from other companies               1.6        3.3
                                                  ------     ------
          Gross premiums written                    41.4       23.2
          Ceded premiums                            (8.7)      (8.2)
                                                  ------     ------
             Net premiums written                 $ 32.7     $ 15.0
                                                  ======     ======


Gross premiums produced decreased 43.8% to $23.8 million for the first quarter of 1997 from $42.4 million in the first quarter of 1996. Of this decrease, 23.3% was produced by the Aviation Division, 21.2% was produced by the Property and Casualty Division (the "P&C Division"), and offset by a 0.6% increase
produced by the Marine Division.   The decrease in the Aviation Division
resulted primarily from marketplace uncertainties about the financial condition of the Company's major subsidiary, American Eagle Insurance Company ("AEIC"). During most of the first quarter of 1996, AEIC was rated "A-" by A.M. Best Company ("Best"). In March 1996, Best downgraded AEIC's rating to a "B++." In May 1996, Best downgraded AEIC's rating to a "B," where the rating remained through most of the first quarter of 1997. In March 1997, Best downgraded AEIC's rating to "D." The decrease in the P&C Division is due to the discontinued underwriting of the trucking insurance business late in 1996 and also the decreases in the Best rating.

The gross premiums produced for other companies increased 51.3% to $3.9 million in the first quarter of 1997 from $2.6 million in the first quarter of 1996 as a result of writing more business for other companies due to the decrease in the A.M. Best Company rating.

The gross premiums assumed from other companies increased 111.3% to $3.3 million in the first quarter of 1997 from $1.6 million in the first quarter of 1996.

Gross premiums written decreased 43.9% to $23.2 million in the first quarter of 1997 from $41.4 million in the first quarter of 1996 as a result of the decrease in gross premiums produced for the Company and its subsidiaries.

Ceded premiums decreased 5.3% to $8.2 million in the first quarter of 1997, compared to $8.7 million in the first quarter of 1996. This decrease is primarily a result of a slight decrease in ceded losses on retrospectively rated reinsurance contracts.

Net premiums written decreased 54.1% to $15.0 million in the first three months of 1997, compared to $32.7 million in the first three months of 1996.

Sales of Operations

As previously announced, the Company has entered into transactions to sell its aviation and artisan contractor insurance operations. The closing of the aviation transaction will require approval by the Company's stockholders, although stockholders owning a majority of the Company's voting stock have agreed to vote in favor of the transaction. The closing of the aviation transaction is also subject to regulatory approvals and other customary conditions. The closing of the artisan transaction is subject to required regulatory approvals and licenses and other customary conditions. The Company has also entered into a letter of intent to sell its marine operations. The closing of the marine transaction is subject to definitive documentation, Boards' of Directors approvals, required regulatory approvals and licenses and other customary conditions.

Upon completion of these transactions, the Company expects that it will no longer write new or renewal policies for the foreseeable future. It will continue to handle claims on the Company's policies that are not assumed as part of these transactions and maintain the related reserves and assets. Accordingly, the Company's revenues and earnings capacity will be significantly lower in the future. Pro-forma financial data on the effect of these transactions will be included in a Proxy Statement to Shareholders, which is expected to be issued in the second quarter.

Revenues

Earned premiums, net of reinsurance, decreased 27.4% to $23.8 million in the first quarter of 1997 from $32.8 million in the first quarter of 1996. Of this decrease, 22.1% was related to the Aviation Division, 8.3% to the P&C Division, with the Marine Division having an increase of 3.0%. Earned premiums, net of reinsurance, declined at a lower rate in comparison to written premiums, net of reinsurance, due to less of a decline in written premiums in earlier quarters, which are now becoming earned premiums.

Agency operations, net, increase to a profit of $0.3 million in the first quarter of 1997 from a minimal loss in the first quarter of 1996.

Investment income, net, decreased 7.1% to $1.3 million in the first quarter of 1997 from $1.4 million in the first quarter of 1996. The net tax-effected investment yield on average invested assets for the first quarter of 1997 increased to 7.5% from 5.9% in the comparable quarter of 1996. Average invested assets decreased $23.1 million in the first quarter of

1997, compared to the first quarter of 1996, primarily as a result of cash flow used in operating activities, as discussed below.

Realized investment gains (losses), net, were insignificant in the first quarter of 1997 and 1996.

Operating Expenses

Losses and loss adjustment expenses, net of reinsurance, were 83.8% of earned premiums, net of reinsurance, in the first quarter of 1997 and 83.8% in the first quarter of 1996. The Aviation Division loss ratio increased 5.5 percentage points to 76.8% in the first quarter 1997, from 71.3% in the first quarter of 1996 as a result of higher levels of hull losses. The P&C Division loss ratio decreased 8.2 percentage points to 112.1% in the first quarter of 1997 from 120.3% in the first quarter of 1996. The unacceptable P&C Division loss ratio is a result of losses from the discontinued trucking line of business, where premium levels have declined faster than loss levels. The Marine Division loss ratio increased 1.4 percentage points to 50.5% in the first quarter of 1997 from 49.1% in the first quarter of 1996.

Policy acquisition and other underwriting expenses increased 14.0 percentage points to 46.8% of earned premiums in the first quarter of 1997 from 32.8% of earned premiums in the first quarter of 1996. The decrease in written premium and related unearned premiums and earned premiums resulted in a decrease in the amount of deferrable acquisition costs, which increased the expense level of the current quarter. In addition, current expense levels could not be reduced further due to the pending sales of the ongoing operations.

The Company's combined ratio increased 14.0 percentage points to 130.6% in the first quarter of 1997 from 116.6% in the first quarter of 1996 as a result of the factors discussed above. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. Management believes that there has been a seasonality pattern in the loss ratio. Losses have historically been higher in the first half of the year and then declined in the second half. The Company believes that this pattern results primarily from weather-related factors which contribute to a higher loss frequency in the first two quarters of the year.

The Company had no interest expense in the first quarter of 1997 due to the repayment on December 31, 1996 of the Company's note payable. Interest expense was $0.25 million in the first quarter of 1996.

Income

The Company did not record an income tax benefit in the first quarter of 1997 as compared to a benefit of $1.4 million recorded in the first quarter of 1996.

The first quarter of 1997 net loss was $5.7 million, compared to net loss of $2.8 million in the first quarter of 1996.

Net income (loss) available for common stockholders in the first quarter of 1997 was a net loss of $6.6 million, or $0.93 per share, compared to net loss of $2.8 million, or $0.39 per share, in the first quarter of 1996. In the first quarter of 1997, the Company paid in kind Series D Preferred Stock dividends of $0.785 million. The Series D Preferred Stock was not outstanding in the first quarter of 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash flow used by operations was $22.4 million in the first quarter of 1997, compared to cash flow used by operations of $16.8 million in the first quarter of 1996. The major uses of cash in the first quarter of 1997 relate primarily to the decline in the volume of business generated by the company, resulting in declines in unearned premiums, reserves for losses and loss adjustment expenses and other liabilities, offset by an increase in accounts receivable.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

       See Index to Exhibits attached hereto and incorporated herein by reference.

(b)    Reports on Form 8-K

       The following report on Form 8-K has been filed during the first quarter of 1997: Current Report on Form 8-K reporting under Item 5 that the Company has entered into an agreement dated April 11, 1997 with Great American Insurance Company to sell the general aviation business of the Company.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN EAGLE GROUP, INC.






Date:  May 13, 1997                      By: /s/ Richard M. Kurz
      -------------                         ------------------------------------
                                         Richard M. Kurz, Senior Vice President
                                         and Chief Financial Officer
                                         (Authorized Signatory and Principal
                                         Financial and Accounting Officer)

                                    EXHIBITS
                                       TO
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                      FOR

                           AMERICAN EAGLE GROUP, INC.

                               FOR QUARTER ENDED
                                 MARCH 31, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
------                                  -------
  4.1       -- Specimen Certificate for shares of Common Stock, $.01 par value, of American Eagle Group, Inc. ("Registrant"), the "Company" or
               "American Eagle") (Previously filed on May 11, 1994 with
               Registrant's Amendment No. 2 to Registration Statement on Form
               S-1, File No. 33-75490, and incorporated herein by reference).

  4.2       -- Registration Rights Agreement, dated as of March 21, 1995, by and among American Eagle, Mason Best Company, L.P. ("Mason
               Best") and Nelson Hurst (Previously filed on March 29, 1994 with
               Registrant's Amendment No. 1 to Registration Statement on Form
               S-1, File No. 33-75490, and incorporated herein by reference).

  4.3       -- Amended Registration Rights Agreement, dated December 31, 1996, between American Eagle and Mason Best.  (Previously filed on
               March 31, 1997 with Registrant's Annual Report on Form 10-K,
               File No. 1-12922, and incorporated herein by reference).

  4.4       -- Registration Rights Agreement, dated December 31, 1996, between
               American Eagle and American Financial Group, Inc. ("AFG").
               (Previously filed on March 31, 1997 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.1       -- American Eagle Group, Inc. 1991 Non-Qualified Stock Option Plan,
               as amended (Previously filed on March 31, 1997 with Registrant's
               Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

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

 10.6       -- American Eagle Group, Inc. 1994 Stock Incentive Plan, as amended
               (Previously filed on March 31, 1997 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.7       -- American Eagle Group, Inc. 1994 Director Stock Option Plan, as
               amended (Previously filed on March 31, 1997 with Registrant's
               Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.8       -- American Eagle Group, Inc. Employee Profit Sharing and Savings
               Plan (Previously filed on February 18, 1994 with Registrant's
               Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).

 10.9       -- Employment Agreement, dated as of December 31, 1994, between
               American Eagle and M. Philip Guthrie (Previously filed on March
               30, 1995 with Registrant's Annual Report on Form 10-K, File No.
               1-12922, and incorporated herein by reference).

 10.10      -- Employment Agreement, dated as of August 15, 1996, between
               American Eagle and Robert W. Conrey (Previously filed with
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1996, and incorporated herein by reference).

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                  EXHIBIT
------                                  -------
 10.11      -- Employment Agreement, dated as of December 31, 1994, between

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

 10.16      -- Consulting Agreement, dated as of December 24, 1992, between
               American Eagle and Don D. Hutson (Previously filed on February
               18, 1994 with Registrant's Registration Statement on Form S-1,
               File No. 33-75490, and incorporated hereby by reference).

 10.17      -- Agreement dated as of February 15, 1991, between Luther King
               Capital Management Corporation and AEIC (Previously filed on
               February 18, 1994 with Registrant's Registration Statement on
               Form S-1, File No. 33-75490, and incorporated herein by reference).

 10.18      -- Investment Management Agreement, dated as of June 17, 1994, between American Eagle Insurance Company and Aon Advisors, Inc.
               (Previously filed on March 30, 1995 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.19      -- Agreement for the Purchase of all of the Outstanding Capital
               Stock of Aviation Office of America, Inc. and American Eagle
               Insurance Company dated as of May 7, 1986, among Folmar
               Corporation, Crum and Forster, Inc. and United States Fire
               Insurance Company (the "Purchase Agreement") (Previously filed on March 29, 1994 with Registrant's Amendment No. 1 to
               Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).

 10.20      -- Amendment to Purchase Agreement dated as of June 6, 1987
               (Previously filed on March 29, 1994 with Registrant's Amendment
               No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).

 10.21      -- Amendment to Purchase Agreement dated as of December 11, 1987
               (Previously filed on March 29, 1994 with Registrant's Amendment
               No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).

 10.22      -- First through Fifth General Aviation Liability Excess of Loss
               Reinsurance Agreement AR #4222 1994 Final Placement Slip
               (Previously filed on March 30, 1995 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                  EXHIBIT
------                                  -------
 10.23      -- Casualty First and Second Excess of Loss Reinsurance Agreement
               AR #4038-94 1994 Final Placement Slip (Previously filed on March
               30, 1995 with Registrant's Annual Report on Form 10-K, File No.
               1-12922, and incorporated herein by reference).

 10.24      -- Special Underlying General Aviation Liability Excess of Loss
               Reinsurance Agreement AR #4221 1994 Final Placement Slip
               (Previously filed on March 30, 1995 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.25      -- General Aviation Hull Special Underlying Excess of Loss
               Reinsurance Agreement AR #4227 1994 Final Placement Slip
               (Previously filed on March 30, 1995 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference.

 10.26      -- First through Fifth General Aviation Liability Excess of Loss
               Reinsurance Agreement AR#4222 1994 Final Placement Slip
               (Previously filed on March 30, 1995 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.27      -- Casualty First and Second Excess of Loss Reinsurance Agreement
               AR#4038-94 1994 Final Placement Slip (Previously filed on March
               30, 1995 with Registrant's Annual Report on Form 10-K, File No.
               1-12922, and incorporated herein by reference).

 10.28      -- Special Underlying General Aviation Liability Excess of Loss
               Reinsurance Agreement AR#4221 Final Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form
               10-K, File No. 1-12922, and incorporated hereby by reference).

 10.29      -- General Aviation Hull Special Underlying Excess of Loss
               Reinsurance Agreement AR#4227 1994 Final Placement Slip
               (Previously filed on March 30, 1995 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated hereby by reference).

 10.30      -- Special Underlying General Aviation Liability Excess of Loss
               Reinsurance Agreement AR#4221 1995 Final Placement Slip
               (Previously filed on March 28, 1996 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.31      -- General Aviation Hull Special Underlying Excess of Loss
               Reinsurance Agreement AR #4227 1995 Final Placement Slip
               (Previously filed on March 28, 1996 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.32      -- First and Second Property Excess of Loss Reinsurance Agreement--
               ARA #4039-91 (subject to a request for confidential treatment).
               (Previously filed on March 28, 1996 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.33      -- First and Second Casualty Excess of Loss Reinsurance Agreement--
               ARA #4038-91 (subject to a request for confidential treatment).
               (Previously filed on March 28, 1996 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                  EXHIBIT
------                                  -------
 10.34      -- Casualty First and Second Excess of Loss Reinsurance Agreement--
               AR #4038-95 (subject to a request for confidential treatment).
               (Previously filed on March 28, 1996 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.35      -- First and Second Casualty Excess of Loss Reinsurance Agreement--
               AR #4038-95 (subject to a request for confidential treatment.
               (Previously filed on March 28, 1996 with Registrant's Annual
               Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.36      -- General Aviation Hull Special Underlying Excess of Loss
               Reinsurance Agreement--AR #4227-94 (subject to a request for confidential treatment). (previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.37      -- Special Underlying General Aviation Liability Excess of Loss
               Reinsurance Agreement--AR #4221-94 (subject to a request for confidential treatment). (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.38      -- First Through Fifth General Aviation Excess of Loss Reinsurance
               Agreement--AR #4222-94 (subject to a request for confidential treatment). (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

 10.39      -- Securities Purchase Agreement, dated as of November 5, 1996, by and between American Eagle and American Financial Group, Inc.
               (Previously filed with Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

 10.40      -- Special Underlying General Aviation Liability Excess of Loss
               Reinsurance Agreement--AR #4221--1996 Final Placement Slip
               (Previously filed with Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

 10.41      -- First Through Fifth General Aviation Liability Excess of Loss
               Reinsurance Agreement--AR #4222--1996 Final Placement Slip
               (Previously filed with Registrant's Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference (Previously filed with Registrant's Report on Form 10-
               Q for the quarter ended September 30, 1996, and incorporated herein by reference).

 10.42      -- Purchase Agreement dated April 11, 1997 between American Eagle,
               AEIC and Great American Insurance Company.

 10.43      -- Asset Purchase Agreement dated April 23, 1997 between AEIC and
               HDR Insurance Managers, Inc.

 27         -- Financial Data Schedule.