Form 10-K405/A
period 1996-12-31
AMERICAN EAGLE GROUP INC
filed 1997-06-26
CIK 882800

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                         ---------------------------


                                   FORM 10-K/A



                              Amendment No. 1 to


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

        The purpose of this Form 10-K/A is to refile pages 23, 36 and 43 of the Form 10-K for the fiscal year ended December 31, 1996 of American Eagle Group, Inc. to correct typographical errors contained in the EDGAR filing of such Form 10-K.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                     (In Thousands Except Per Share Data)



                                                                      1996          1995          1994
                                                                 -----------    -----------    -----------
Revenues:

   Earned Premiums, Net                                          $   107,217    $   102,447    $    82,725

   Agency Operations, Net                                                424            396            919

   Investment Income, Net                                              4,470          5,497          4,106

   Realized Investment Gains (Losses), Net                               (74)           496            (33)
                                                                 -----------    -----------    -----------

            Total Revenues                                           112,037        108,836         87,717
                                                                 -----------    -----------    -----------
Expenses:

   Losses and Loss Adjustment Expenses, Net of Reinsurance           107,473         90,933         52,729

   Policy Acquisition and Other Underwriting Expenses                 47,848         37,292         23,694

   Interest Expense                                                    1,132            987            800
                                                                 -----------    -----------    -----------

            Total Expenses                                           156,453        129,212         77,223
                                                                 -----------    -----------    -----------
Income (Loss) Before Income Tax Provision (Benefit)                  (44,416)       (20,376)        10,494


Income Tax Provision (Benefit)                                          --           (7,300)         3,351

Net Income (Loss)                                                $   (44,416)   $   (13,076)   $     7,143
                                                                 ===========    ===========    ===========

Net Income (Loss) Available for Common Stockholders              $   (44,514)   $   (13,174)   $     6,588
                                                                 ===========    ===========    ===========

Net Income (Loss) Per Common Share (Primary and Fully Diluted)   $     (6.32)   $     (1.87)   $      1.16
                                                                 ===========    ===========    ===========
Weighted Average Number of Common Shares Outstanding
    (Primary and Fully Diluted)                                    7,048,898      7,052,998      5,684,386
                                                                 ===========    ===========    ===========





             The accompanying notes are an integral part of these
                      consolidated financial statements.

ITEM 6:  SELECTED FINANCIAL DATA
(Dollars in Thousands Except Per Share Amounts)


FOR THE YEAR                      1990          1991         1992         1993         1994        1995           1996
                                  ----          ----         ----         ----         ----        ----           ----
Gross premiums produced (1)    $ 94,565     $ 103,752    $ 114,750     $ 139,847   $ 167,207    $ 181,561     $   151,182
Net premiums written           $  7,350     $  30,895    $  51,250     $  71,869   $  95,997    $ 120,957     $    96,229
Earned premiums                $  6,874     $  16,592    $  43,725     $  66,091   $  82,725    $ 102,447     $   107,217
Net investment income          $  4,784     $   3,299    $   2,880     $   2,918   $   4,106    $   5,497     $     4,470
Realized investment gains
  (losses)                     $    202     $   1,719    $   1,622     $   1,414   $     (33)   $     496     $       (74)
Interest expense               $  1,465     $     682    $     462     $     708   $     800    $     987     $     1,132
Operating income (loss)        $  3,653     $   1,530    $   3,145     $   4,799   $   7,164    $ (13,394)    $   (44,342)
Income (loss) before
  extraordinary items and
  cumulative effect of
  change in accounting
  principle                    $  3,784     $   2,694    $   4,199     $   5,718   $   7,143    $ (13,076)    $   (44,416)
Net income (loss)              $  3,784     $   3,624    $   6,079     $   5,718   $   7,143    $ (13,076)    $   (44,416)
Net income (loss) available
  for common stockholders(2)   $  3,784     $   3,467    $   4,781     $   4,420   $   6,588    $ (13,174)    $   (44,514)
Weighted average shares
  outstanding                 3,091,493     3,469,448    3,469,448     3,469,448   5,684,386    7,052,998       7,048,898

Loss and LAE Ratio                 83.6%         55.7%        57.7%         62.3%       63.7%        88.8%          100.2%
Expense Ratio                      65.7%         49.4%        38.2%         29.8%       28.6%        36.4%           44.6%
                               --------     ---------    ---------     ---------   ---------    ---------     -----------
Combined Ratio                    149.3%        105.1%        95.9%         92.1%       92.3%       125.2%          144.8%
                               ========     =========    =========     =========   =========    =========     ===========

PER COMMON SHARE
Operating income               $   1.18     $    0.44    $    0.91     $    1.38   $    1.26    $   (1.90)    $     (6.29)
Operating income (loss) for
    common stockholders (2)    $   1.18     $    0.40    $    0.53     $    1.01   $    1.16    $   (1.91)    $     (6.30)
Net income (loss)              $   1.22     $    1.04    $    1.75     $    1.65   $    1.26    $   (1.85)    $     (6.30)
Net income (loss) for
  common stockholders (2)      $   1.22     $    1.00    $    1.38     $    1.27   $    1.16    $   (1.87)    $     (6.32)
Stockholders' equity           $   4.34     $    5.63    $    7.00     $    8.27   $    9.12    $    7.58     $      1.06
Dividends declared             $   0.00     $    0.00    $    0.00     $    0.00   $    0.09    $    0.13     $      0.08

AT YEAR END
Total cash and investments     $ 65,741     $  67,436    $  48,064     $  87,262   $  98,181    $ 106,792     $    89,087
Total assets                   $183,917     $ 211,646    $ 219,028     $ 299,622   $ 337,103    $ 318,269     $   261,959
Reserve for loss and loss
  adjustment expenses          $ 96,954     $ 102,979    $  95,074     $ 122,342   $ 142,768    $ 136,528     $   138,133
Note payable                   $  9,945     $   3,295    $  10,000     $  10,000   $   9,250    $  11,250               -
Total liabilities              $167,226     $ 180,470    $ 183,114     $ 259,285   $ 271,139    $ 263,174     $   219,670
Redeemable preferred stock     $  1,629     $  11,629    $  11,629     $  11,629   $   1,629    $   1,629     $    34,793
Stockholders' equity           $ 15,062     $  19,547    $  24,285     $  28,708   $  64,335    $  53,466     $     7,496
Total debt to equity               76.8%         76.3%        89.1%         75.3%       16.9%        24.1%          464.2%
Return on average equity           34.1%         20.0%        21.8%         16.7%       14.2%       (22.2)%        (145.7)%

SELECTED STATUTORY DATA
Policyholders' surplus         $ 28,376     $  31,471    $  40,204     $  44,752   $  65,107    $  50,465     $    20,351
Net premiums written to
  surplus                           0.3x          0.9x         1.1x          1.6x        1.3x         2.3x            5.2x
Loss and LAE Ratio                 71.4%         53.7%        57.9%         63.1%       64.2%        89.8%          100.2%
Expense Ratio                      55.4%         38.2%        41.2%         30.0%       33.7%        34.9%           43.5%
                               --------     ---------    ---------     ---------   ---------    ---------     -----------
Combined Ratio                    126.8%         91.9%        99.1%         93.2%       97.9%       124.7%          143.7%
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


                                                                                           1996          1995
                                                                                        ---------     ---------
         Reinsurance recoverable                                                        $  70,622     $ 101,941
         Allowance for doubtful accounts                                                   (1,380)         (816)
                                                                                        ---------     ---------
         Reinsurance recoverable, net                                                   $  69,242     $ 101,125
                                                                                        =========     =========

The effect of reinsurance on premiums written and earned for the insurance operations is as follows:

                                                                                         Written        Earned
                                                                                        ---------     ---------
    For the year ended December 31, 1996-
         Direct premiums                                                                $ 130,198     $ 153,817
         Reinsurance assumed                                                               12,622         8,543
         Reinsurance ceded                                                                (46,591)      (55,143)
                                                                                        ---------     ---------
             Net premiums                                                               $  96,229     $ 107,217
                                                                                        =========     =========

             Percentage assumed of net                                                        13%            8%
                                                                                        =========     =========

    For the year ended December 31, 1995-
         Direct premiums                                                                $ 166,001     $ 152,579
         Reinsurance assumed                                                                6,235         7,164
         Reinsurance ceded                                                                (51,279)      (57,296)
                                                                                        ---------     ---------
             Net premiums                                                               $ 120,957     $ 102,447
                                                                                        =========     =========

             Percentage assumed of net                                                         5%            7%
                                                                                        =========     =========

    For the year ended December 31, 1994-
         Direct premiums                                                                $ 151,875     $ 136,445
         Reinsurance assumed                                                                7,268         5,040
         Reinsurance ceded                                                                (63,146)      (58,760)
                                                                                        ---------     ---------
             Net premiums                                                               $  95,997     $  82,725
                                                                                        =========     =========

             Percentage assumed of net                                                         8%            6%
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


Dated: June 25, 1997                    AMERICAN EAGLE GROUP, INC.




                                        BY: /s/ M. Philip Guthrie
                                           -------------------------------
                                            M. Philip Guthrie, Chairman of the
                                            Board, Chief Executive
                                            Officer and President