Form 10-Q
period 1997-06-30
AMERICAN EAGLE GROUP INC
filed 1997-11-25
CIK 882800

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997 or

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition period from         to
                                                        ---------  ----------

                         Commission file number 1-12922

                           AMERICAN EAGLE GROUP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           75-2100622
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

12801 North Central Expressway, Suite 800, Dallas,                75243
                   Texas                                        (Zip Code)
  (Address of principal executive offices)

        Registrant's telephone number, including area code (214) 448-1400

--------------------------------------------------------------------------------

      (Former name, former address and former fiscal year, if changed since last year.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No X
                                             ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of October 31, 1997, the number of shares outstanding of each of the issuer's classes of common stock was as follows:

Common Stock........................7,047,098 shares, par value $.01 per share


--------------------------------------------------------------------------------

                           AMERICAN EAGLE GROUP, INC.
                               INDEX TO FORM 10-Q

                                                                                           Page
                                                                                           ----

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

           Condensed consolidated balance sheets as of June 30,
              1997 (unaudited) and December 31, 1996 and parent
              company condensed balance sheet as of June 30,
              1997 (unaudited).....................................................        3

           Condensed consolidated statements of operations
              for the periods ended June 30, 1997
              (unaudited) and June 30, 1996 (unaudited)............................        4

           Condensed consolidated statements of cash flows
              for the periods ended June 30, 1997
              (unaudited) and June 30, 1996 (unaudited)............................        5

           Notes to condensed consolidated financial
              statements (unaudited)...............................................        6

        Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...........................        7

PART II. OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K..................................       15

SIGNATURES.........................................................................       16

                   AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AND PARENT COMPANY CONDENSED BALANCE SHEET
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                               (Unaudited)    Parent Co.
                          ASSETS                                                  December 31,   June 30,    (Unaudited)
                                                                                      1996         1997     June 30, 1997
                                                                                   ---------    ---------   -------------
Cash and investments                                                               $  89,087    $  51,724    $   1,476
Accounts receivable                                                                   48,714       39,487          114
Reinsurance recoverable, net                                                          69,242       72,548
Deferred policy acquisition costs                                                     14,509          -0-
Deferred reinsurance premiums                                                         26,706       41,061
Other assets                                                                          13,701        2,350
                                                                                   ---------    ---------    ---------
                              Total assets                                         $ 261,959    $ 207,170    $   1,590
                                                                                   =========    =========    =========


              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Reserve for losses and loss adjustment expenses                               $ 138,133    $ 133,214
     Unearned premiums                                                                60,065       26,764
     Other policy liabilities                                                          7,646       35,384
     Agency payables to insurance companies                                            1,094        2,798
     Accounts payable and other liabilities                                           12,732        8,926    $   1,506
                                                                                   ---------    ---------    ---------
                              Total liabilities                                      219,670      207,086        1,506
                                                                                   ---------    ---------    ---------

Commitments and contingent liabilities Series B Cumulative Preferred Stock, $.01 par value; 162,857 shares authorized and outstanding in 1996
     and 142,857 shares outstanding in 1997                                            1,629        1,429        1,429
Series D Cumulative Convertible Redeemable Preferred Stock, $0.01 par value;
     546,200 shares authorized, 350,000 shares issued and outstanding at December
     31, 1996                                                                         33,164          -0-          -0-

Stockholders' equity:
     Common Stock, $.01 par value, 21,000,000 shares
     authorized 7,120,980 shares issued and outstanding                                   71           71           71
     Additional paid-in-capital                                                       45,563       45,563       45,563
     Unrealized apprec.(deprec.) on investment securities,
     net of deferred taxes                                                               106         (241)         -0-
     Retained earnings                                                               (38,157)     (46,651)     (46,892)
     Less - 73,882 shares of common stock held in the
     treasury, at cost                                                                   (87)         (87)         (87)
                                                                                   ---------    ---------    ---------
             Total stockholders' equity                                                7,496       (1,345)      (1,345)
                                                                                   ---------    ---------    ---------
             Total liabilities and stockholders' equity                            $ 261,959    $ 207,170    $   1,590
                                                                                   =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE PERIODS ENDED
                                   (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                               Three Months Ended              Six Months Ended

                                                           June 30,         June 30,       June 30,      June 30,
                                                             1996            1997           1996           1997
                                                          -----------    -----------    -----------    -----------
Revenues
    Earned premiums, net of reinsurance                   $    33,497    $    (6,177)   $    66,331    $    17,629
    Agency operations, net                                        (20)           322            (53)           648
    Investment income, net                                      1,044          1,026          2,447          2,304
    Realized investment gains (losses), net                       (55)          (106)            98           (164)
                                                          -----------    -----------    -----------    -----------
                  Total revenues                               34,466         (4,935)        68,823         20,417
                                                          -----------    -----------    -----------    -----------
Expenses
    Losses and loss adjustment expenses, net of
         reinsurance                                           21,140         14,344         48,659         34,297
    Policy acquisition and other underwriting
         expenses                                              13,716          3,288         24,474         14,430
    Interest expense                                              285            -0-            535            -0-
                                                          -----------    -----------    -----------    -----------
                   Total expenses                              35,141         17,632         73,668         48,727
                                                          -----------    -----------    -----------    -----------
Extraordinary gain, net                                                       21,878                        21,878
                                                          -----------    -----------    -----------    -----------
Income (loss) before income tax expense                          (675)          (689)        (4,845)        (6,432)
Income tax expense (benefit)                                     (119)         1,277         (1,537)         1,277
                                                          -----------    -----------    -----------    -----------
Net income (loss)                                         $      (556)   $    (1,966)   $    (3,308)   $    (7,709)
                                                          ===========    ===========    ===========    ===========
Net income (loss) available for common stockholders (1)   $      (580)   $    (1,970)   $    (3,357)   $    (8,522)
                                                          ===========    ===========    ===========    ===========
Weighted average number of common shares
    outstanding                                             7,049,898      7,047,098      7,050,098      7,047,098
                                                          ===========    ===========    ===========    ===========
Net income (loss) per share of common stock (1)           $     (0.08)   $     (0.28)   $     (0.48)   $     (1.21)
                                                          ===========    ===========    ===========    ===========

(1) After deduction of preferred dividends

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         June 30,    June 30,
                                                                           1996        1997
                                                                         --------    --------

Cash and cash equivalents derived from:

         Total provided by (used in) operating activities                $(22,637)   $(45,073)

         Investing activities-
                Net proceeds (purchases) of short-term investments         26,688      (1,217)
                Purchases of fixed income securities                      (22,677)    (15,583)
                Proceeds from sales of fixed income securities             16,468      33,414
                Proceeds from maturities of fixed income securities         1,710       3,065
                Purchases (sales) of property and equipment                  (849)      3,798
                                                                         --------    --------

                               Total provided by investing activities      21,340      23,477
                                                                         --------    --------

         Financing activities-
                Dividends paid or accrued on Series B and D Cumulative
                     Preferred Stock                                          (49)       (831)
                Dividends paid on common stock                               (564)        787
                Proceeds of note payable                                    2,000
                Redemption of Series B Cumulative Preferred Stock              --        (200)
                                                                         --------    --------

                               Total provided by financing activities       1,387        (244)
                                                                         --------    --------

Net change in cash and cash equivalents                                        90     (21,840)

Cash and cash equivalents, beginning of period                              2,922      23,094
                                                                         --------    --------

Cash and cash equivalents, end of period                                 $  3,012    $  1,254
                                                                         ========    ========

   The accompanying notes are an integral part of these financial statements.

                   AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED

                             JUNE 30, 1996 AND 1997
                                   (UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the American Eagle Group, Inc. (American Eagle) and subsidiaries for the periods ended June 30, 1997 and 1996 have been prepared in accordance with the instructions to the Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K.

American Eagle's principal subsidiary, American Eagle Insurance Company, was placed in conservation with The Texas Department of Insurance on July 23, 1997. As a result of the impact of conservation on American Eagle Insurance Company and its affiliate Aviation Office of America, Inc., American Eagle reduced its net carrying value of such subsidiaries to zero and has deconsolidated such subsidiaries as of June 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As previously reported, American Eagle Insurance Company (AEIC), American Eagle's principal subsidiary was placed in conservatorship with The Texas Department of Insurance in order to protect and conserve its assets and business. The Department informed American Eagle that the Department, in its role as conservator, will seek to maximize value and preserve assets of American Eagle and to finalize a transaction with protection for the policyholders of AEIC.

To this end, the Department has subsequently informed American Eagle that it has entered into an agreement with Great American Insurance Company under which Great American Insurance Company will continue to write new and renewal aviation business and will continue to reinsure AEIC's aviation in force business as of March 31, 1997 and all aviation business written subsequent to that date. Great American Insurance Company has assumed some of the employees and space formerly occupied by American Eagle and has also purchased the fixed assets and aviation operating systems.

Recently, American Eagle has reached an agreement with American Financial Group, Inc., the parent of Great American Insurance Company whereby among other matters, American Financial Group, Inc. has returned the Series D Preferred Stock outstanding of American Eagle to American Eagle and American Eagle assumed the obligation to AEIC under a Renewal Retention Commission Agreement which is estimated to be valued at approximately $1.3 million. The cost of this agreement, however, could exceed $1.3 million depending on the volume of business renewed. The cancellation of the Series D Preferred Stock resulted in an extraordinary gain of $34.0 million and the Renewal Retention Commission Agreement obligation of $1.3 million, together with the transfer of the in force book of business as of April 1, 1997 to Great American Insurance Company have been reflected in the consolidated financial statements for the periods ended June 30, 1997.

American Eagle also sold its Marine Division business in force as of April 30, 1997 and the furniture and fixtures and office lease occupied by the operation. The Artisan Contractor operation, the last of the Property & Casualty Division ongoing operations was also sold. This sale included all in force business as of March 1, 1997 together with furniture and fixtures, the Property & Casualty operating systems and the office lease for the space occupied by the operation. Most of the Artisan Contractor employees became employees of the acquiring company.

The sales of the three operations and the resultant write-off of deferred acquisition costs and goodwill resulted in a second quarter 1997 charge of $8.6 million.

As a result of the American Eagle's principal subsidiary having been placed in conservation and the impact that conservation has on the operations of its other remaining active subsidiary, Aviation Office of America, Inc. (AOA), American Eagle has deconsolidated and reduced its net carrying value of AEIC and AOA to zero. The reduction in net carrying value was $0.3 million. Accordingly, as of June 30, 1997, and in subsequent quarters, American Eagle's parent company only financial statements will be presented. American Eagle has also recorded its estimated future net operating costs in its second quarter financial statements as it does not currently anticipate generating future revenues. Such future net operating costs are estimated to be $1.9 million. If and when it is determined that either of its two active subsidiaries have any remaining value and the control of such subsidiaries are returned to American Eagle, the entities will again be consolidated with American Eagle and any such value will be reflected in American Eagle's financial statements.

The net financial impact of the above noted unusual second quarter 1997 events was included in extraordinary gain, net of $21.9 million.

The second quarter of 1997 financial statements include the financial impact of the sales of the Aviation Division, the Marine Division and the Artisan Contractor Operations, the development on losses incurred for accident dates preceding the date on which such operations were sold and on losses of the auto dealer and trucking business which were discontinued, the elimination of the Series D Preferred Stock, the cost of the Renewal Retention Commission Agreement, the write-down of the net investment in AEIC and AOA and the accrual of the estimated future net operating costs of American Eagle. The basis of presentation is generally on a comparable basis with prior periods financial statements.

SECOND QUARTER OF 1997 COMPARED TO THE SECOND QUARTER OF 1996

Gross Premiums Produced

Gross premiums produced for the second quarter of 1997 compared to the second quarter of 1996 were as follows (in millions):

                                    SECOND QUARTER
                                    1996      1997
                                    ----      ----

Gross premiums produced           $  41.3  $  25.1
   For other companies               (3.4)    (7.3)
   Assumed from other companies       2.7      0.3
                                  -------  -------
   Gross premiums written            40.6     18.1
   Ceded premiums                   (12.8)   (46.2)
                                  -------  -------
      Net premiums written        $  27.8  $ (28.1)
                                  =======  =======

Gross premiums produced decreased 39.2% to $25.1 million for the second quarter of 1997 from $41.3 million in the second quarter of 1996. Of this decrease, 42.4% was in the Aviation Division and 4.0% was in the Marine Division, while the Property & Casualty Division (the "P&C Division") increased 7.2%. The decreases resulted primarily from the unacceptable, low credit rating of "D" which had been given to AEIC by A.M. Best in March of 1997. The P&C Division production was less sensitive to the reduced credit ratings and coupled with the pending sale of the operation to a higher rated company, gross premiums produced grew slightly. Each of the ongoing businesses were sold. The Aviation Division was sold effective April 1, 1997; the Artisan Contractor Operation was sold effective March 1, 1997; and the Marine Division was sold effective April 30, 1997.

The gross premiums produced for other companies increased 113.4% to $7.3 million in the second quarter of 1997 from $3.4 million in the second quarter of 1996. During the second quarter of 1997, the Company began producing aviation business for the acquirer of the Aviation Division.

The gross premiums assumed from other companies decreased 90.2% to $0.3 million in the second quarter of 1997 from $2.7 million in the second quarter of 1996 primarily as a result of the loss of fronting capacity in the second quarter of 1997 due to the decline in the A.M. Best rating in March of 1997.

Gross premiums written decreased 55.5% to $18.0 million in the second quarter of 1997 from $40.6 million in the second quarter of 1996 as a result of the decrease in gross premiums produced and the increase in premiums produced for other companies.

Ceded premiums increased 261.1% to $46.2 million in the second quarter of 1997, compared to $12.8 million in the second quarter of 1996. This increase is primarily a result of the sale of the Aviation Division, Artisan Contractor Operation and Marine Division where the unearned premiums as of the effective dates of the respective sales were ceded to the acquiring companies and also an increase in ceded premiums on the Company's retrospectively rated reinsurance contracts as a result of the substantial losses recorded in the second quarter of 1997.

Net premiums written were negative at $28.1 million in the second quarter of 1997, compared to a positive $27.8 million in the second quarter of 1996. This decline was a result of the matters described above.

Revenues

Earned premiums, net of reinsurance, decreased $39.7 million to a negative $6.2 million in the second quarter of 1997 from $33.5 million in the second quarter of 1996. Of this decrease, $27.7 million was related to the Aviation Division, $11.2 million to the P&C Division, and $0.8 million to the Marine Division. The decrease in earned premiums, net of reinsurance, resulted from the same factors that caused the decline in net premiums written.

Agency operations, net, increased to a profit of $0.6 million in the second quarter of 1997 from a minimal loss in the second quarter of 1996 as a result of producing more business for other companies due to the reduced A.M. Best credit rating.

Investment income, net, decreased 1.7% to $1.03 million in the second quarter of 1997 from $1.04 million in the second quarter of 1996. The decrease was primarily a result of a decline in the level of invested assets in the second quarter of 1997, compared to the second quarter of 1996.

Realized investment gains (losses), net, were insignificant in the second quarter of 1997 and 1996.

Operating Expenses

Losses and loss adjustment expenses, net of reinsurance, were $14.3 million in the second quarter of 1997 as compared to $21.1 million, in the second quarter of 1997 on significantly reduced premium levels in 1997. The second quarter of 1997 loss and loss adjustment expense levels were largely driven by increased loss reserve levels of the Aviation Division and related to loss events incurred prior to March 31, 1997.

Policy acquisition and other underwriting expenses were $3.3 million in the second quarter of 1997 and $13.7 million in the second quarter of 1996. The significant decrease in expenses in the second quarter of 1997 results from the generation of commission income. Commission income was generated by producing more business for other companies and ceding all business written in the second quarter of 1997 for the Aviation Division and Artisan Contractor Operations to the acquirers of those businesses. Commission income reduces the level of expenses incurred.

Interest expense in the second quarter of 1997 was zero as a result of the repayment of the bank loan on December 31, 1996 as compared to interest expense of $0.29 million in the second quarter of 1996.

Extraordinary gain, net

Extraordinary gain, net includes the gain of $34.0 million resulting from the cancellation of the Series D Preferred Stock, a loss of $8.6 million on the sales of the Aviation Division, Artisan Contractor Operations and Marine Division, a loss of $1.3 million resulting from the assumption of the Renewal Retention Commission Agreement which was part of the agreement to cancel the Series D Preferred Stock, the write-down to zero of the net carrying value of the net investment in AEIC and AOA which aggregate $0.3 million and the recording of the estimated future net operating costs of American Eagle of $1.9 million.

Income

The income tax expense of $1.3 million reflected in the second quarter of 1997 resulted from a decision to provide a valuation allowance of 100% of the deferred federal income taxes recoverable. The income tax expense was 17.6% of the loss before tax expense in the second quarter of 1996. The decrease in the effective tax rate in the second quarter of 1996 as compared to the statutory rate is due, in part, to adjusting the year-end estimated tax provision to equal the actual filed 1995 federal income tax return.

The second quarter of 1997 net loss was $2.0 million, as compared to a net loss of $0.6 million in the second quarter of 1996.

Net income (loss) available for common stockholders in the second quarter of 1997 was $(2.0) million, or $(0.28) per share, as compared to a net loss of $(0.6) million, or $(0.08) per share, in the second quarter of 1996.

FIRST SIX MONTHS OF 1996 COMPARED TO THE FIRST SIX MONTHS OF 1995

Gross Premiums Produced

Gross premiums produced for the first six months of 1997 as compared to the first six months of 1995 were as follows (in millions):

                                    FIRST SIX MONTHS
                                    1996        1997
                                    ----        ----

Gross premiums produced           $   83.7  $   48.9
   For other companies                (6.0)    (11.2)
   Assumed from other companies        4.2       3.6
                                  --------  --------
   Gross premiums written             81.9      41.3
   Ceded premiums                    (21.5)    (54.4)
                                  --------  --------
      Net premiums written        $   60.4  $  (13.1)
                                  ========  ========

Gross premiums produced decreased 41.5% to $48.9 million for the first six months of 1997 from $83.7 million in the first six months of 1996. Of this decrease, 33.3% was in the Aviation Division, and 7.1% was in the P&C Division and 1.1% was in the Marine Division. The decreases in all Division's gross premiums produced resulted primarily from the unacceptable low credit rating of "D" which had been given to AEIC by A.M. Best in March of 1997. The decline in the P&C Division was also a result of the decision made in the third quarter of 1996 to discontinue the short and intermediate haul trucking operation. Each of the ongoing businesses have been sold. The Aviation Division was sold effective April 1, 1997; the Artisan operation was sold effective March 1, 1997; and the Marine Division was sold effective April 30, 1997.

The gross premiums produced for other companies increased 87.0% to $11.2 million in the first six months of 1997 from $6.0 million in the first six months of 1996. During the second quarter of 1997, the company began producing aviation business for the acquirer of the Aviation Division.

The gross premiums assumed from other companies decreased 15.7% to $3.6 million in the first six months of 1997 from $4.2 million in the first six months of 1996 primarily as a result of loss of the fronting capacity due to the decline in the A.M. Best rating in March of 1997.

Gross premiums written decreased 49.6% to $41.3 million in the first six months of 1997 from $81.9 million in the first six months of 1996 primarily as a result of the decrease in gross premiums produced.

Ceded premiums increased 153.3% to $54.4 million in the first six months of 1997, compared to $21.5 million in the first six months of 1996. This increase is primarily a result of the sale of the Aviation Division, the Artisan Contractor Operation and Marine Division where the unearned premiums as of the effective dates of the sales were ceded to the acquiring companies and also an increase in the second quarter in ceded premiums on the Company's retrospectively rated reinsurance contracts as a result of the substantial losses recorded in the second quarter of 1997.

Net premiums written were a negative $13.1 million in the first six months of 1997, compared to $60.4 million in the first six months of 1996. This decline was as a result of the matters described above.

Revenues

Earned premiums, net of reinsurance, decreased 73.4% to $17.6 million in the first six months of 1997 from $66.3 million in the first six months of 1996. Of this decrease, 52.7% was related to the Aviation Division, and 21.0% to the P&C Division with the Marine Division increasing 0.3%. The decrease in earned premiums, net of reinsurance, resulted from the same factors that caused the decline in net premiums written.

Agency operations, net, increased to a profit of $0.6 million in the first six months of 1997 as compared to a minimal loss in the first six months of 1996 as a result of producing more business for other companies due to the reduced A.M. Best credit rating in March 1997.

Investment income, net, decreased 5.8% to $2.3 million in the first six months of 1997 from $2.4 million in the first six months of 1996. The decrease was primarily a result of a decline in average invested assets in the first six months of 1997 compared to the first six months of 1996.

Realized investment gains (losses), net, were insignificant in the first six months of 1997 and 1996.

Operating Expenses

Losses and loss adjustment expenses, net of reinsurance, were 194.5% of earned premiums, net of reinsurance, in the first six months of 1997, compared to 73.4% in the first six months of 1996. As noted above, the earned premium levels in the first six months of 1997 were significantly below the comparable period of 1996. The first six months of 1997 loss and loss adjustment expense levels were largely a result of increased loss reserve levels of the Aviation Division and related to loss events incurred prior to March 31, 1997.

Policy acquisition and other underwriting expenses were 81.8% of earned premiums in the first six months of 1997 and 36.9% of earned premiums in the first six months of 1996. The increase in the expense ratio in the first six months of 1997 results from the decreased level of net premiums earned in the first six months of 1997 as compared to the comparable period of 1996.

Interest expense decreased to zero in the first six months of 1997 from $0.54 million in the first six months of 1996 due to the repayment of the bank loan on December 31, 1996.

Extraordinary gain, net

Extraordinary gain, net includes the gain of $34.0 million resulting from the cancellation of the Series D Preferred Stock, a loss of $8.6 million on the sales of the Aviation Division, Artisan Contractor Operations and Marine Division, a loss of $1.3 million resulting from the assumption of the Renewal Retention Commission Agreement which was part of the Agreement to cancel the Series D Preferred Stock, the write-down to zero of the net carrying value of the net investment in AEIC and AOA which aggregated $0.3 million and the recording of the estimated future net operating costs of American Eagle of $1.9 million.

Income

The income tax expense of $1.3 million reflected in the first six months of 1997 resulted from a decision to provide a valuation allowance of 100% of the federal deferred income taxes recoverable. The income tax benefit was 31.7% of loss before tax benefit in the first six months of 1996.

The net loss for the first six months of 1997 was $7.7 million, compared to net loss of $3.3 million in the first six months of 1996. The increase resulted from the factors discussed above.

Net income (loss) available for common stockholders was ($8.5) million, or ($1.21) per share in the first six months of 1997, compared to ($3.4) million, or ($0.48) per share, in the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash flow used in operations was $45.1 million in the first six months of 1997, compared to cash flow used by operations of $22.6 million in the first six months of 1996. The funds used in the first six months of 1997 relate to the transfer of business to the acquiring companies, the continued settlement of claims and the payment of retrospectively rated reinsurance premiums while premiums collected were immaterial. The Company's source of cash flow is its insurance operation conducted through its principal subsidiary, AEIC. As previously noted, AEIC is in conservation. Although the Company does not have any ongoing sources of cash, it currently has cash at the parent company adequate to cover all known creditor obligations and to continue to fund its reduced level of operating expenses through 1998.

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


                                       AMERICAN EAGLE GROUP, INC.



Date:  November 21, 1997               By: /s/ M. Philip Guthrie
       -----------------                  -------------------------------------
                                       M. Philip Guthrie, Chairman of the Board
                                       and Chief Executive Officer



Date:  November 21, 1997               By: /s/ Richard M. Kurz
       -----------------                  -------------------------------------
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

                               FOR QUARTER ENDED
                                 JUNE 30, 1997

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
                 (Previously filed with Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference).

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
                 (Previously filed on February 18, 1994 with Registrant's Registration Statement on Form S-1, File No.
                 33-75490, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
------                    -------
  10.18    --    Investment Management Agreement, dated as of June 17, 1994, between American Eagle Insurance Company and Aon Advisors, Inc. (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-
                 K, File No. 1-12922, and incorporated herein by reference).

  10.19    --    Agreement for the Purchase of all of the Outstanding Capital Stock of Aviation Office of America, Inc.
                 and American Eagle Insurance Company dated as of May 7, 1986, among Folmar Corporation, Crum and
                 Forster, Inc. and United States Fire Insurance Company (the "Purchase Agreement") (Previously filed on
                 March 29, 1994 with Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-
                 75490, and incorporated herein by reference).

  10.20    --    Amendment to Purchase Agreement dated as of June 6, 1987 (Previously filed on March 29, 1994 with
                 Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).

  10.21    --    Amendment to Purchase Agreement dated as of December 11, 1987 (Previously filed on March 29, 1994 with
                 Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).

  10.22    --    First through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement AR #4222 1994 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference).

  10.23    --    Casualty First and Second Excess of Loss Reinsurance Agreement AR #4038-94 1994 Final Placement Slip
                 (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and
                 incorporated herein by reference).

  10.24    --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR #4221 1994 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference).

  10.25    --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR #4227 1994 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
------                    -------
  10.26    --    First through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement AR#4222 1994 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference).

  10.27    --    Casualty First and Second Excess of Loss Reinsurance Agreement AR#4038-94 1994 Final Placement Slip
                 (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and
                 incorporated herein by reference).

  10.28    --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR#4221 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated hereby by reference).

  10.29    --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR#4227 1994 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated hereby by reference).

  10.30    --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR#4221 1995 Final
                 Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference).

  10.31    --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR #4227 1995 Final
                 Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference).

  10.32    --    First and Second Property Excess of Loss Reinsurance Agreement--ARA #4039-91 (subject to a request for confidential treatment). (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                 10-K, File No. 1-12922, and incorporated herein by reference).

  10.33    --    First and Second Casualty Excess of Loss Reinsurance Agreement--ARA #4038-91 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                 10-K, File No. 1-12922, and incorporated herein by reference).

  10.34    --    Casualty First and Second Excess of Loss Reinsurance Agreement--AR #4038-95 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                 10-K, File No. 1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
------                    -------
  10.35    --    First and Second Casualty Excess of Loss Reinsurance Agreement--AR #4038-95 (subject to a request for confidential treatment.  (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                 10-K, File No. 1-12922, and incorporated herein by reference).

  10.36    --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement--AR #4227-94 (subject to a request for confidential treatment).  (previously filed on March 28, 1996 with Registrant's Annual
                 Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

  10.37    --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4221-94
                 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with
                 Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

  10.38    --    First Through Fifth General Aviation Excess of Loss Reinsurance Agreement--AR #4222-94 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with Registrant's Annual
                 Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).

  10.39    --    Securities Purchase Agreement, dated as of November 5, 1996, by and between American Eagle and American
                 Financial Group, Inc.  (Previously filed with Registrant's Report on Form 10-Q for the quarter ended
                 September 30, 1996, and incorporated herein by reference).

  10.40    --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4221--1996
                 Final Placement Slip (Previously filed with Registrant's Report on Form 10-Q for the quarter ended
                 September 30, 1996, and incorporated herein by reference).

  10.41    --    First Through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4222--1996
                 Final Placement Slip (Previously filed with Registrant's Report on Form 10-Q for the quarter ended
                 September 30, 1996, and incorporated herein by reference (Previously filed with Registrant's Report on
                 Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).

  10.43    --    Asset Purchase Agreement dated April 23, 1997 between AEIC and HDR Insurance Managers, Inc. (Previously filed with Registrant's Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)

  10.44    --    Employment Agreement dated as of August 21, 1997 between American Eagle Group, Inc. and M. Philip
                 Guthrie.

  10.45    --    Employment Agreement dated as of August 21, 1997 between American Eagle Group, Inc. and Richard M.
                 Kurz.

  10.46    --    Renewal/Retention Commission Agreement dated as of November 4, 1997 between American Eagle Group, Inc.,
                 American Eagle Insurance Company and Great American Insurance Company.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
------                    -------
  10.47    --    Settlement Agreement and Mutual Release dated as of November 4, 1997 between American Eagle Group,
                 Inc., American Financial Group, Inc.and Great American Insurance Company.

  27       --    Financial Data Schedule.