Form 10-Q
period 1997-09-30
AMERICAN EAGLE GROUP INC
filed 1997-12-10
CIK 882800

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997 or

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition period from __________________ to _____________________

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
                  Yes                            No  X
                      -----                        -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
        As of November 24, 1997, the number of shares outstanding of each of the issuer's classes of common stock was as follows:

  Common Stock . . . . . . . . . .  7,047,098 shares, par value $.01 per share

                           AMERICAN EAGLE GROUP, INC.
                               INDEX TO FORM 10-Q



                                                                                               Page
                                                                                               ----
PART I.          FINANCIAL INFORMATION

                 Item 1.  Financial Statements


                      Parent Company balance sheet as of September
                          30, 1997 (unaudited) and condensed consolidated
                           balance sheet as of December 31, 1996  . . . . . . . . . . .          3

                      Parent Company only condensed statement of income
                           for the quarter ended September 30, 1997 (unaudited)
                          and condensed consolidated statements of income
                          for the periods ended September 30, 1997
                          (unaudited) and September 30, 1996 (unaudited)  . . . . . . .          4

                      Condensed consolidated statements of cash flows
                          for the periods ended September 30, 1997
                          (unaudited) and September 30, 1996 (unaudited)  . . . . . . .          5

                      Notes to condensed and consolidated financial
                          statements (unaudited)  . . . . . . . . . . . . . . . . . . .          6

                 Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations . . . . . . . . . .          7

PART II.         OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .         11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         12

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        AND PARENT COMPANY BALANCE SHEET
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                                              Parent Co.
                                        ASSETS                                                               (Unaudited)
                                                                                           December 31,     September 30,
                                                                                               1996              1997
                                                                                           ------------     -------------
Cash and investments                                                                        $  89,087           $    943
Accounts receivable                                                                            48,714                 39
Reinsurance recoverable, net                                                                   69,242
Deferred policy acquisition costs                                                              14,509
Deferred reinsurance premiums                                                                  26,706
Other assets                                                                                   13,701
                                                                                             --------           --------
                              Total assets                                                   $261,959           $    982
                                                                                             ========           ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Reserve for losses and loss adjustment expenses                                         $138,133
     Unearned premiums                                                                         60,065
     Other policy liabilities                                                                   7,646
     Agency payables to insurance companies                                                     1,094
     Accounts payable and other liabilities                                                    12,732           $    898
                                                                                             --------           --------
                              Total liabilities                                               219,670           $    898
                                                                                             --------           --------
Commitments and contingent liabilities
Series B Cumulative Preferred Stock, $.01 par value; 162,857 shares authorized and
   outstanding in 1996 and 142,857 shares outstanding in 1997                                   1,629              1,429
Series D Cumulative Convertible Redeemable Preferred Stock, $0.01 par value;
   546,200 shares authorized, 350,000 shares issued and outstanding at
   December 31, 1996                                                                           33,164                 -0-

Stockholders' equity:
       Common Stock, $.01 par value, 21,000,000 shares authorized 7,120,980 shares
       issued and outstanding                                                                      71                 71
       Additional paid-in-capital                                                              45,563             45,563
       Unrealized apprec.(deprec.) on investment securities, net of deferred taxes                106                 -0-
       Retained earnings                                                                      (38,157)           (46,892)
       Less - 73,882 shares of common stock held in the treasury, at cost                         (87)               (87)
                                                                                             --------           --------
             Total stockholders' equity                                                         7,496             (1,345)
                                                                                             --------           --------
             Total liabilities and stockholders' equity                                      $261,959           $    982
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

                                                                     Three Months Ended             Nine Months Ended
                                                                                 Parent Co.
                                                                 September       September       September       September
                                                                    30,             30,             30,             30,
                                                                   1996            1997            1996            1997
                                                                 ---------       ----------      ---------       ---------
Revenues
    Earned premiums, net of reinsurance                          $  27,634                       $  93,965       $  17,629
    Agency operations, net                                             225                             172             648
    Investment income, net                                           1,031                           3,478           2,304
    Realized investment gains (losses), net                            (46)                             52            (164)
                                                                 ---------       ---------       ---------       ---------
                  Total revenues                                    28,844             -0-          97,667          20,417
                                                                 ---------       ---------       ---------       ---------
Expenses
    Losses and loss adjustment expenses, net of
         reinsurance                                                17,596                          66,255          34,297
    Policy acquisition and other underwriting
         expenses                                                   12,371                          36,845          14,430
    Interest expense                                                   299                             834             -0-
                                                                 ---------       ---------       ---------       ---------
                   Total expenses                                   30,266             -0-         103,934          48,727
                                                                 ---------       ---------       ---------       ---------
Extraordinary gain, net                                                                                             21,878
                                                                 ---------       ---------       ---------       ---------
Income (loss) before income tax expense                             (1,422)            -0-          (6,267)         (6,432)
Income tax expense (benefit)                                          (263)                         (1,800)          1,277
                                                                 ---------       ---------       ---------       ---------
Net income (loss)                                                  ($1,159)            -0-         ($4,467)        ($7,709)
                                                                 =========       =========       =========       =========
Net income (loss) available for common stockholders (1)            ($1,183)            -0-         ($4,540)        ($8,522)
                                                                 =========       =========       =========       =========
Weighted average number of common shares
    outstanding                                                  7,048,498       7,047,098       7,049,098       7,047,098
                                                                 =========       =========       =========       =========
Net income (loss) per share of common stock (1)                     ($0.17)         ($0.00)         ($0.64)         ($1.21)

(1) After deduction of preferred dividends



   The accompanying notes are an integral part of these financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                       September 30,     September 30,
                                                                                           1996              1997
                                                                                       -------------     -------------
Cash and cash equivalents derived from:

         Total provided by (used in) operating activities                                $(35,521)         $(44,819)

         Investing activities-
               Net proceeds (purchases) of short-term investments                          24,743            (1,217)
               Purchases of fixed income securities                                       (23,715)          (15,583)
               Proceeds from sales of fixed income securities                              26,882            33,414
               Proceeds from maturities of fixed income securities                          6,885             3,065
               Purchases of property and equipment                                         (1,049)            3,798
                      Deconsolidation of active subsidiaries                                                    222
                                                                                         --------          --------
                              Total provided by investing activities                       33,746            23,699
                                                                                         --------          --------
         Financing activities-
               Dividends paid or accrued on Series B and D Cumulative
                           Preferred Stock                                                    (73)             (831)
               Dividends paid on common stock                                                (846)              -0-
               Proceeds of note payable                                                     2,000
                                                                                              --               (200)
                                                                                         --------          --------
                              Total provided by financing activities                        1,081            (1,031)
                                                                                         --------          --------
Net change in cash and cash equivalents                                                      (694)          (22,151)

Cash and cash equivalents, beginning of period                                              2,922            23,094
                                                                                         --------          --------
Cash and cash equivalents, end of period                                                 $  2,228          $    943
                                                                                         ========          ========




   The accompanying notes are an integral part of these financial statements.

                  AMERICAN EAGLE GROUP, INC. AND SUBSIDIARIES

 NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIODS ENDED

                          SEPTEMBER 30, 1996 AND 1997
                                  (UNAUDITED)



BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of American Eagle Group, Inc. (the "Company") and subsidiaries for the periods ended September 30, 1996 and 1997 have been prepared in accordance with the instructions to the Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

As described in the second quarter 1997 Notes to Condensed Consolidated Financial Statements, American Eagle's principal subsidiary, American Eagle Insurance Company, was placed in conservation with the Texas Department of Insurance on July 23, 1997. As a result of the impact of conservation on American Eagle Insurance Company and its affiliate, Aviation Office of America, Inc., American Eagle reduced its net carrying value of such subsidiaries to zero and has deconsolidated such subsidiaries as of June 30, 1997. Accordingly, the financial statements for the quarter including September 30, 1997 are parent company only financial statements. The financial statements for the nine months ended September 30, 1997 reflect American Eagle on a consolidated basis for the first six months of 1997 and parent company only financial data for the most recent quarter. Additionally, management was informed on December 3, 1997 that the Texas Department of Insurance is placing American Eagle Insurance Company in Receivership.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim period have been included. Operating results for the periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As previously reported and described in the Form 10-Q for the periods ended June 30, 1997, the Company's principal subsidiary, American Eagle Insurance Company
(AEIC) had been placed in conservatorship with the Texas Department of Insurance. As a result of the impact of conservation on AEIC and American Eagle's other remaining active subsidiary, Aviation Office of America, Inc.
(AOA), American Eagle has deconsolidated and reduced its net carrying value of AEIC and AOA to zero as of June 30, 1997.

If and when it is determined that either of its two active subsidiaries have any remaining value and the control of such subsidiaries is returned to American Eagle, the entities will again be consolidated with American Eagle and such value will be reflected in American Eagle's financial statements.

The Conservator for the Texas Department of Insurance has provided management with a copy of the Quarterly Statement of AEIC's financial condition as of September 30, 1997. The Quarterly Statement is prepared in accordance with statutory accounting principles which differ from with generally accepted accounting principles. The Company's financial report to shareholders is prepared in accordance with generally accepted accounting principles. Financial statements prepared on the basis of generally accepted accounting principles have not been prepared for AEIC as of September 30, 1997. In accordance with the statutory basis of reporting, AEIC had as of June 30, 1997, surplus as regards policyholders of $1.8 million. The September 30, 1997, statutory basis financial statements indicated surplus as regards policyholders of a negative $5.6 million. Management has not been able to determine whether they concur with the September 30, 1997 statutory based financial statements nor have they determine what the financial condition of AEIC would be on the basis of generally accepted accounting principles. Additionally, management was informed on December 3, 1997 that the Texas Department of Insurance is placing American Eagle Insurance Company in Receivership.

The estimated future net operating costs for American Eagle parent company recorded in the second quarter of 1997 for the third quarter of 1997 were generally as expected and accordingly, no income or expenses have been recorded in the third quarter of 1997.

THIRD QUARTER OF 1997 COMPARED TO THE THIRD QUARTER OF 1996

Gross Premiums Produced

Gross premiums produced for the third quarter of 1997 compared to the third quarter of 1996 were as follows (in millions):

                                                                           THIRD QUARTER
                                                                       1996             1997
                                                                       ----             ----
                 Gross premiums produced                               $37.4
                      For other companies                               (7.4)
                      Assumed from other companies                       4.6
                                                                       -----            -----
                      Gross premiums written                            34.6
                      Ceded premiums                                    (7.7)
                                                                       -----
                           Net premiums written                        $26.9            $ 0.0
                                                                       =====            =====

As described above, the Company had no ongoing operations in the third quarter of 1997 and therefore any comparison with the comparable quarter of 1996 would not be meaningful.

FIRST NINE MONTHS OF 1997 COMPARED TO THE FIRST NINE MONTHS OF 1996

As previously reported and described in the Form 10-Q for the periods ended June 30, 1997 and earlier herein, the Company has not had any ongoing operations in the third quarter of 1997. The results of operations for the nine months ended September 30, 1997 are the results of operations reported for the six months ended June 30, 1997. A comparison of the first six months of 1997 with the first nine months of 1996 would not be meaningful and accordingly, no such comparison has been made.

Gross Premiums Produced

Gross premiums produced for the first nine months of 1997 which are also the gross premiums produced for the first six months of 1997 as compared to the first nine months of 1996 were as follows (in millions):

                                                                         FIRST NINE MONTHS
                                                                       1996            1997
                                                                       ----            ----
                 Gross premiums produced                              $121.1          $ 48.9
                      For other companies                              (13.4)          (11.2)
                      Assumed from other companies                       8.8             3.6
                                                                      -------         ------
                      Gross premiums written                           116.5            41.3
                      Ceded premiums                                   (29.2)          (54.4)
                                                                       -----          ------
                           Net premiums written                        $87.3          $(13.1)
                                                                       =====          ======

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



LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash flow used in operations was $44.3 million in the first six months of 1997 and the cash flow used by parent company operations in the third quarter of 1997 was $0.6 million for an aggregate of $44.8 million. The funds used in the first six months of 1997 relate to the transfer of business to the acquiring companies, the continued settlement of claims and the payment of retrospectively rated reinsurance premiums while premiums collected were immaterial. The cash flow used in the third quarter of 1997 were to pay operating expenses of the parent company.
This is compared to cash flow used by operations of $35.5 million in the first nine months of 1996.

The Company's source of cash flow is its insurance operation conducted through its principal subsidiary, AEIC which was deconsolidated at June 30, 1997. As previously noted, AEIC is in receivership. Although the Company does not have any ongoing sources of cash, it currently has cash at the parent company adequate to cover all known creditor obligations and to continue to fund its reduced level of operating expenses through 1998.

PART II.     OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits

             See Index to Exhibits attached hereto and incorporated herein by reference.

(b)          Reports on Form 8-K

             None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN EAGLE GROUP, INC.



Date:    December 10, 1997     By: /s/ M. Philip Guthrie
      ----------------------      --------------------------------------------
                                  M. Philip Guthrie, Chairman of the Board and
                                  Chief Executive Officer



Date:   December 10, 1997      By: /s/ Richard M. Kurz
     -----------------------      --------------------------------------------
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

                                    EXHIBITS
                                       TO
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                      FOR

                           AMERICAN EAGLE GROUP, INC.

                               FOR QUARTER ENDED
                               SEPTEMBER 30, 1997

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
                 (Previously file with Registrant's report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)
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
                 Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
------                    -------
10.21      --    Amendment to Purchase Agreement dated as of December 11, 1987 (Previously filed on March 29, 1994 with
                 Registrant's Amendment No. 1 to Registration Statement on Form S-1, File No. 33-75490, and incorporated herein by reference).
10.22      --    First through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement AR #4222 1994 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference).
10.23      --    Casualty First and Second Excess of Loss Reinsurance Agreement AR #4038-94 1994 Final Placement Slip
                 (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and
                 incorporated herein by reference).
10.24      --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR #4221 1994 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference).
10.25      --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR #4227 1994 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference.
10.26      --    First through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement AR#4222 1994 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference).
10.27      --    Casualty First and Second Excess of Loss Reinsurance Agreement AR#4038-94 1994 Final Placement Slip
                 (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File No. 1-12922, and
                 incorporated herein by reference).
10.28      --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR#4221 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated hereby by reference).
10.29      --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR#4227 1994 Final
                 Placement Slip (Previously filed on March 30, 1995 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated hereby by reference).
10.30      --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement AR#4221 1995 Final
                 Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference).
10.31      --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement AR #4227 1995 Final
                 Placement Slip (Previously filed on March 28, 1996 with Registrant's Annual Report on Form 10-K, File
                 No. 1-12922, and incorporated herein by reference).
10.32      --    First and Second Property Excess of Loss Reinsurance Agreement--ARA #4039-91 (subject to a request for confidential treatment). (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                 10-K, File No. 1-12922, and incorporated herein by reference).
10.33      --    First and Second Casualty Excess of Loss Reinsurance Agreement--ARA #4038-91 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                 10-K, File No. 1-12922, and incorporated herein by reference).

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 EXHIBIT
------                 -------
10.34      --    Casualty First and Second Excess of Loss Reinsurance Agreement--AR #4038-95 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                 10-K, File No. 1-12922, and incorporated herein by reference).
10.35      --    First and Second Casualty Excess of Loss Reinsurance Agreement--AR #4038-95 (subject to a request for confidential treatment.  (Previously filed on March 28, 1996 with Registrant's Annual Report on Form
                 10-K, File No. 1-12922, and incorporated herein by reference).
10.36      --    General Aviation Hull Special Underlying Excess of Loss Reinsurance Agreement--AR #4227-94 (subject to a request for confidential treatment).  (previously filed on March 28, 1996 with Registrant's Annual
                 Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
10.37      --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4221-94
                 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with
                 Registrant's Annual Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
10.38      --    First Through Fifth General Aviation Excess of Loss Reinsurance Agreement--AR #4222-94 (subject to a request for confidential treatment).  (Previously filed on March 28, 1996 with Registrant's Annual
                 Report on Form 10-K, File No. 1-12922, and incorporated herein by reference).
10.39      --    Securities Purchase Agreement, dated as of November 5, 1996, by and between American Eagle and American
                 Financial Group, Inc.  (Previously filed with Registrant's Report on Form 10-Q for the quarter ended
                 September 30, 1996, and incorporated herein by reference).
10.40      --    Special Underlying General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4221--1996
                 Final Placement Slip (Previously filed with Registrant's Report on Form 10-Q for the quarter ended
                 September 30, 1996, and incorporated herein by reference).
10.41      --    First Through Fifth General Aviation Liability Excess of Loss Reinsurance Agreement--AR #4222--1996
                 Final Placement Slip (Previously filed with Registrant's Report on Form 10-Q for the quarter ended
                 September 30, 1996, and incorporated herein by reference (Previously filed with Registrant's Report on
                 Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference).
10.43      --    Asset Purchase Agreement dated April 23, 1997 between AEIC and HDR Insurance Managers, Inc. (Previously filed with registrant's report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.)
10.44      --    Employment Agreement dated as of August 21, 1997 between American Eagle Group, Inc. and M. Philip
                 Guthrie.  (Previously filed with Registrant's Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.)
10.45      --    Employment Agreement dated as of August 21, 1997 between American Eagle Group, Inc. and Richard M.
                 Kurz. (Previously filed with Registrant's Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                    EXHIBIT
------                    -------
10.46      --    Renewal/Retention Commission Agreement dated as of November 4, 1997 between American Eagle Group, Inc.,
                 American Eagle Insurance Company and Great American Insurance Company. (Previously filed with
                 Registrant's Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.)
10.47      --    Settlement Agreement and Mutual Release dated as of November 4, 1997 between American Eagle Group,
                 Inc., American Financial Group, Inc. and Great American Insurance Company. (Previously filed with
                 Registrant's Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.)
27       --      Financial Data Schedule.