Form 10-K
period 2011-12-31
AMERICAN EAGLE GROUP INC
filed 2012-03-30
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:   000-54584

American Eagle Group, Inc.

(Exact name of registrant as specified in charter)

Delaware	75-2100622
State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization

9160 South 300 West, Suite 101, Sandy, Utah	84070
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:	(801) 706-9429

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes      . No  X ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter: The bid on March 28, 2012, was $0.0175 giving the shares held by non-affiliates a market value of $123,324.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 28, 2012, the Registrant had 7,047,098 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management.  Statements in this periodic report that are not historical facts are hereby identified as “forward-looking statements.”

BUSINESS

Organization and Corporate History

American Eagle Group, Inc. (“American Eagle” or the “Company”) was incorporated under the laws of the State of Delaware on October 3, 1986.  American Eagle operated as an insurance holding company that, through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace.  Historically, the Company's business has been organized into three divisions.  In 1997, after selling several of its divisions, the Company’s remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.  Since the Company terminated its business operations, management has been focused on settling debts and closing outstanding operations.

Since the termination of its prior business, American Eagle has had no operations other than seeking an acquisition or merger to bring an operating entity into the Company.  The Company’s sole executive officer, Kip Eardley, does not propose to restrict his search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.  American Eagle has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky.  Additionally, the Company has only limited resources and may find it difficult to locate good opportunities.  There can be no assurance that Mr. Eardley will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to American Eagle and its stockholders.  Mr. Eardley will select any potential business opportunity based on his business judgment.

Currently, Mr. Eardley is in the process of investigating potential business ventures which, in the opinion of Mr. Eardley, will provide a source of eventual profit to the American Eagle shareholders.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  At this time, Mr. Eardley has been focused on investigating whether there are merger and acquisition activities in certain targeted industries.  To this end, he has focused on resource and energy industries.  These efforts have been focused on discussions with management in these industries.

American Eagle is not currently conducting any business, nor has it conducted any business for several years.  Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers.  The Company does not possess any unexpired patents or trademarks and any and all of its licensing and royalty agreements from the insurance it sought to market in the past have since expired, and are not currently valid.  American Eagle does not employ any employees.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that American Eagle has no specific business and may acquire or participate in a business opportunity based on the decision of Mr. Eardley, which potentially could act without the consent, vote, or approval of the Company's stockholders.  The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

Products and Services

American Eagle currently does not have any products or services.

Marketing Strategy

Other than Mr. Eardley’s efforts to locate potential merger or acquisition candidates, the Company does not engage in any marketing or advertising and does not anticipate that it will engage in such activity until a merger or acquisition is complete.  The Company does not anticipate spending significant resources on marketing or advertisement and relies more on personal contacts in looking for potential merger or acquisition candidates.

Regulations

The Company does not believe it faces extensive regulations.  Mr. Eardley will have to review the potential regulations of any company American Eagle merges with or acquires.  At this time, investors and stockholders will not be able to evaluate the potential regulations the Company faces until a potential merger or acquisition candidate is identified.

Description of Property

American Eagle currently utilizes the office space provided by its CEO on a rent free basis.  Mr. Eardley believes this space will be sufficient until American Eagle completes a merger or acquisition.

Technology

American Eagle currently does not have any technology, nor until it completes a merger or acquisition, does it anticipate having any technology that separates it from other companies.

Competitors

American Eagle faces competition from other companies seeking mergers and acquisitions.  It will be up to Mr. Eardley and his contacts to be able to find potential merger or acquisition companies.  Many companies seeking mergers will have better funding and management teams which have had more success in completing mergers and acquisitions.

Concentration of Customers

American Eagle does not have any concentration of customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

American Eagle has no patents or trademarks.  American Eagle also has no franchises, concessions, royalty agreements or labor contracts.

Research and Development Costs During the Last Two Fiscal Years

American Eagle has not engaged in any research and development in the last two years.

Employees

American Eagle does not have any employees.  Kip Eardley is American Eagle’s sole officer.  Mr. Eardley is currently not receiving compensation for his services and American Eagle does not plan on paying any compensation to Mr. Eardley.

Item 1A.  Risk Factors

American Eagle’s operations are subject to a number of risks including:

American Eagle may have insufficient resources to cover its operating expenses, and consummating a business combination could lead to it being forced to shut down or to have to raise capital at prices that would result in substantial dilution to existing stockholders.

As of the 12-31-2011 fiscal year end, American Eagle had a cash balance in the bank of $51.  Additionally, the Company’s liabilities at December 31, 2011, were $12,455.  The Company had a working capital deficit of $12,404 and expenses for the year ended December 31, 2011, were $9,379.  Mr. Eardley estimates legal, accounting and related costs to be up to $15,000 per year to maintain SEC reporting requirements.  Monies spent on investigating possible business ventures, and the $10,900 and the $1,500 promissory notes currently owing to Mr. Eardley, will need to be paid back to Mr. Eardley by the Company.  These amounts could be significant and could preclude certain companies from having an interest in completing a business combination with the Company.  The Company has limited cash to cover its operating expenses for the next 12 months and to cover the expenses incurred in connection with a business combination, and given the Company’s lack of funds, it would be difficult to reimburse Mr. Eardley.  It is possible that the Company could incur substantial costs in connection with a business combination.  If American Eagle does not have sufficient cash available to cover its expenses, it may be forced to either shut down or obtain additional financing, either from Mr. Eardley or third parties.  Mr. Eardley may not be able to obtain additional financing on acceptable terms, if at all, and neither Mr. Eardley nor any third party is obligated to provide any financing.  It is likely any future funds obtained would result in a substantial dilution to current stockholders.

The nature of American Eagle’s operations is speculative and the success of its plan of operation will depend to a great extent on the operations, financial condition and management of the companies with which it may merge or which it acquires, and current investors will be investing in the new management and business without the ability to review such management or business with all the risk associated therewith including the possibility the Company will not be successful.

While Mr. Eardley intends to seek a merger or acquisition of privately held entities with established operating histories, there can be no assurance that Mr. Eardley will be successful in locating an acquisition candidate meeting such criteria.  Additionally, Mr. Eardley, American Eagle’s sole officer and director has limited experience in locating and evaluating potential business opportunities or merger candidates.  In the event the Company completes a merger or acquisition transaction, of which there can be no assurance, its success, if any, will be dependent upon the operations, financial condition and management of the acquired company, and upon numerous other factors beyond Mr. Eardley’s control.  Stockholders will be dependent on the judgment of Mr. Eardley in making acquisition or merger decisions.

Investors will not be able to assess specific business risks because the Company has not identified the business opportunities in which it will attempt to obtain an interest and, as such, investors and stockholders will be placing their money in an unknown investment.

Due to the fact that the Company has not identified a target business for acquisition, the Company cannot describe the specific risks presented by such business.  Among other risks, such target business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured.  The target business may be in competition with larger, more established firms which may have many competitive advantages over the target business.  American Eagle’s investment in a target business may be highly risky and illiquid, and could result in a total loss if the acquired business is unsuccessful.  Additionally, as long as Mr. Eardley has majority control of the voting shares of the Company, which will most likely be the case until a merger or acquisition is completed, shareholders will not have the ability to evaluate or approve any potential business opportunities.

Control of the Company, its direction and any business decisions such as potential companies to merge with will remain with Mr. Eardley, the sole officer and director.

Kip Eardley, the sole officer and director of the Company, has the ability to control the shareholder vote through his ownership of 1,000,000 shares of Series E Preferred stock, which contain a provision for 10 votes for each preferred share.  Accordingly, Mr. Eardley’s 1,000,000 Series E Preferred shares provide 10,000,000 votes to Mr. Eardley, which effectively gives Mr. Eardley 59 percent of the voting control of the Company.  Through not only the control of management, but Mr. Eardley’s voting power, Mr. Eardley will be able to control the Company and its directions and business decisions.  Current shareholders will not be able to remove Mr. Eardley through a shareholder vote given his voting power and any vote of shareholders on corporate matters will be able to be controlled by Mr. Eardley.  Therefore, Mr. Eardley, alone, and not the owners of common stock of the Company, will have discretion over any decisions made by the Company, such as a decision to enter into a particular business combination transaction.

American Eagle’s limited funds and the lack of full-time management will likely make it difficult to conduct a complete and exhaustive investigation and analysis of a business opportunity, and, as such, the likelihood that an acquisition is not successful is very high, and investors or stockholders could lose all of their investment.

Mr. Eardley’s decision to commit American Eagle’s capital or other resources to an acquisition will likely be made without detailed feasibility studies, independent analysis and market surveys.  Mr. Eardley will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking American Eagle’s participation.  There are numerous individuals, publicly held companies, and privately held companies seeking merger and acquisition prospects.  There is significant competition among such groups for merger and acquisition prospects and the number of suitable and attractive prospects is limited and the Company may find a scarcity of suitable companies with audited financial statements seeking merger partners.  Additionally, with limited financial and managerial resources, Mr. Eardley will be limited in his review of any prospective mergers or acquisition companies, potentially increasing the risk of such a merger or acquisition.  As such, it is possible that any merger or acquisition will not be successful, resulting in the bankruptcy of the Company and the loss of an investor’s or stockholder’s entire investment.

The Company’s auditors have indicated in their audit opinion that there is a substantial doubt about the Company’s ability to continue as a going concern which will affect American Eagle’s ability to raise capital or borrow money.

The Company’s auditors have issued an audit opinion indicating that there is a substantial doubt about American Eagle’s ability to remain as a going concern.  As such, any potential investor or lender is unlikely to be willing to provide additional capital or loans to the Company.   We will, therefore, most likely have to continue to rely on the financial support of American Eagle’s sole officer and director, Kip Eardley.  Mr. Eardley has provided capital in the past but may at some point in the future be unwilling or unable to provide additional capital.  If Mr. Eardley did not provide additional capital, it is highly likely the Company would go out of business and shareholders would lose their entire investment in the Company.

Attracting new directors and officers may be expensive, and may require that American Eagle enters into long-term employment agreements, issue stock options, and otherwise provide incentives to the new directors and officers which could dilute current stockholders or decrease American Eagle’s stock price leading to losses for current stockholders.

The Company may need to attract new directors and officers in order to achieve its business objective, which is to acquire one or more domestic and/or foreign operating businesses.  Attracting new directors and officers may be expensive, and may require that the Company enters into long-term employment agreements, issues stock options, and otherwise provides incentives to the new directors and officers which may further dilute current stockholders or cause a decrease in American Eagle’s stock price leading to losses for current stockholders.

As the Company will have only a limited ability to evaluate potential new directors and officers, and the management of target businesses, investors or stockholders will be placing their money with a management team that they have not had an opportunity to evaluate, increasing the risk investors or stockholders may lose their entire investment.

Mr. Eardley may make a determination that he, as the current director and officer, should not remain, or should reduce his role, following money raising or a business combination, based on an assessment of the experience and skill sets of new directors and officers and the management of target businesses.  Mr. Eardley cannot make assurances that his assessment of these individuals will prove to be correct.  This could have a negative impact on the Company and its stock price.  Such an impact could result in the loss of an investor’s or stockholder’s entire investment.

American Eagle’s director and sole officer, Mr. Eardley, allocates time to other businesses, thereby causing conflicts of interest in his determination as to how much time to devote to American Eagle’s affairs which increases the likelihood the Company will not be successful or that the Company will not be able to respond timely to business opportunities resulting in the Company not being successful.

Mr. Eardley does not work full time for American Eagle and may have outside business interests that directly conflict with those of American Eagle.  This could have a negative impact on the Company’s ability to consummate money raising or a business combination.  Mr. Eardley is not required to, and does not, commit his full time to American Eagle’s affairs, thereby causing conflicts of interest in allocating his time between American Eagle’s operations and the operations of other businesses.   Mr. Eardley is engaged in other business endeavors and is not obligated to contribute any specific number of hours per day or per week to American Eagle’s affairs.  This situation limits Mr. Eardley’s ability to devote time to Company affairs and could have a negative impact on the Company’s ability to consummate a business combination.   Currently, Mr. Eardley sets aside approximately 50% of his time in addressing the operations of American Eagle.  The remainder of Mr. Eardley’s time is applied to benefitting privately held companies.  None of these companies are seeking business combination transactions or public offerings of any kind.

American Eagle does not intend to have any full-time employees prior to the consummation of a business combination.  If the Company is unable to consummate a business combination, Mr. Eardley will be forced to shut down the operations of American Eagle, resulting in the loss of the stockholders’ investments.

There is a lack of meaningful public market for American Eagle’s securities and investors or stockholders should look to an investment in us as a long-term, illiquid investment which they may not be able to resell.

Although the Company’s common stock is listed for trading on the Pink Sheets, at present, no active market exists and no broker/dealers are actively making a market in American Eagle’s common stock, resulting in little trading activity and buyers for the Company’s common stock.  Therefore, there is no assurance that a regular trading market will develop and if developed, that it will be sustained.  A purchaser of stock may, therefore, be unable to resell American Eagle’s common stock should he or she desire to do so.  Furthermore, it is unlikely that a lending institution will accept American Eagle’s common stock as pledged collateral for loans.  Investors should therefore look at American Eagle’s stock as an illiquid, long-term investment that they may never be able to resell.

The Company’s acquisitions of businesses may be extremely risky and it could lose all or part of shareholder and investor investments and it is unlikely the Company would be able to survive following a loss of its investment or a merger with such a company.

Companies American Eagle merges with or acquires will generally be less established or still trying to obtain profitability. An investment in these companies may be extremely risky because, among other things, the companies it is likely to focus on:

•

typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•

tend to be privately-owned and generally have little publicly available information and, as a result, the Company may not learn all of the material information it needs to know regarding these businesses;

•

are more likely to depend on the management talents and efforts of a small group of people; and, as a result, the death, disability, resignation or termination of one or more of these people could have an adverse impact on the operations of any business that the Company may acquire;

•

may have less predictable operating results;

•

may from time to time be parties to litigation;

•

may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence; and

•

may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

With these risks, it is likely such a company would not be successful, which would result in the Company having to close operations since it would be dependent on the success of such a company.

A relatively small number of stockholders and managers have significant influence over American Eagle and other stockholders will not be able to have a voice in the direction of the company and stockholders may disagree with the decisions of management.

Mr. Eardley would be able to exert significant influence over American Eagle through his ability to influence the election of directors and all other matters that require action by the American Eagle stockholders.  The voting power of Mr. Eardley could have the effect of preventing or delaying a change in control of the Company which he opposes, even if other American Eagle stockholders believe it is in their best interests.  In addition, Mr. Eardley has the ability to influence American Eagle’s day-to-day operations.  These factors could negatively affect American Eagle and its stock price as other investors may be unwilling to invest in a company with such a consolidation of control.  Additionally, if stockholders dislike the decisions of Mr. Eardley, it will be difficult for stockholders to get rid of him and with Mr. Eardley’s current majority voting power, common shareholders will not have an opportunity to evaluate or approve any potential business opportunities.

There is a significant likelihood of dilution of American Eagle’s existing stockholders which could result in the loss on any investment by existing stockholders.

It is likely that the anticipated value of the business and/or assets that American Eagle acquires relative to the current value of our securities will result in the issuance of a relatively large number of shares and, as a result, American Eagle current stockholders could experience substantial dilution to their percentage ownership.  If such dilution were to occur, the price of American Eagle’s stock would be negatively impacted resulting in possible losses for existing stockholders.

ITEM 2. PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis from Kip Eardley, the Company’s officer and director.  This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

The Company is not actively engaged in conducting any business.  Rather, the Company is in the process of investigating potential business ventures which, in the opinion of Mr. Eardley, will provide a source of eventual profit to the Company.  Therefore, the Company does not presently intend to invest in real estate or real estate securities, nor has it formulated any investment policies regarding investments in real estate, real estate mortgages, or securities of or interests in persons engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the “Pink Sheets”, under the symbol “AEGP.”  The Company's Common Stock is traded sporadically with no significant volume.  The Company’s common stock has had only very limited activity.

Quarter Ended	High Bid	Low Bid
December 2011	$0.025	$0.015
September 2011	$0.025	$0.011
June 2011	$0.025	$0.015
March 2011	$0.06	$0.04

December 2010	$0.06	$0.05
September 2010	$0.06	$0.04
June 2010	$0.07	$0.05
March 2010	$0.02	$0.008

December 2009	$0.005	$0.004
September 2009	$0.004	$0.0013
June 2009	$0.002	$0.0013
March 2009	$0.004	$0.002

American Eagle’s Common Stock has very limited volume so the prices reflected above may not be indicative of actual prices if volume were to increase.  At March 28, 2012, the bid and asked price for the Company's Common Stock was $0.0175 and $0.025.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.  At March 28, 2012, the Company had approximately 228 stockholders of record.  As of March 28, 2012, the Company had 7,047,098 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

During the last three years, American Eagle has not sold shares of its common stock or preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

American Eagle had no revenues in 2011 or 2010.  The Company had a net loss of $9,324 for the year ended December 31, 2011. At December 31, 2011, American Eagle had cash and cash equivalents of $51 and a working capital of $(12,404).

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Revenues	$-	$-
General and Administrative Expenses	9,324	1,400
Net Loss	9,379	1,400
Basic Income (Loss) per Share	.00	.00
Weighted Average Number of Shares Outstanding	7,047,098	7,047,098

BALANCE SHEET DATA:
	December 31, 2011	December 31, 2010
Total Current Assets	$51	$1,975
Total Assets	51	1,975
Total Current Liabilities	12,455	0
Working Capital	(12,404)	1,975
Stockholders’ Equity (Deficit)	(12,404)	1,975

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Report constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause American Eagle’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that might cause such a difference include, among others, uncertainties relating to general economic and business conditions; industry trends; changes in demand for American Eagle’s products and services; uncertainties relating to customer plans and commitments and the timing of orders received from customers; announcements or changes in American Eagle’s pricing policies or that of American Eagle’s competitors; unanticipated delays in the development, market acceptance or installation of American Eagle’s products and services; changes in government regulations; availability of management and other key personnel; availability, terms and deployment of capital; relationships with third-party equipment suppliers; and worldwide political stability and economic growth.  The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.  American Eagle believes there have been no significant changes during the year ended December 31, 2011.

American Eagle’s accounting policies are more fully described in Note 1 of the audited financial statements.  As discussed in Note 1, the preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about the future events that affect the amounts reported in the financial statements and the accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual differences could differ from these estimates under different assumptions or conditions.  American Eagle believes that the following addresses American Eagle’s most critical accounting policies.

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized at the point of passage to the customer of title and risk of loss, when there is persuasive evidence of an arrangement, the sales price is determinable, and collection of the resulting receivable is reasonably assured.

American Eagle’s allowance for doubtful accounts is maintained to provide for losses arising from customers’ inability to make required payments.  If there is deterioration of customers’ credit worthiness and/or there is an increase in the length of time that the receivables are past due greater than the historical assumptions used, additional allowances may be required.

The Company accounts for income taxes in accordance with FASC 740-20, “Accounting for Income Taxes”.  Under FASC 740-20, deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets will be reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

PLAN OF OPERATION.

American Eagle is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to American Eagle.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  Mr. Eardley does not expect to remain involved as management of any acquired business.

American Eagle possesses limited funds and will be extremely limited in its attempts to locate potential business situations for investigation.  American Eagle has commenced the process of investigating possible merger and acquisition candidates, and believes that American Eagle’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when Mr. Eardley may locate suitable business opportunities and such opportunities may be difficult to locate; however, Mr. Eardley intends to actively search for potential business ventures for the foreseeable future.

Business opportunities, if any arise, are expected to become available to American Eagle principally from the personal contacts of Mr. Eardley.  While it is not expected that American Eagle will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  Mr. Eardley is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of Mr. Eardley.  Mr. Eardley does not have significant experience in evaluating potential mergers or acquisitions.  Among the factors which he will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, developments or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact manner in which American Eagle may participate in a business opportunity.  Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management.  Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization.  The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that any acquisition of a business venture American Eagle would make would be by conducting a reorganization involving the issuance of American Eagle’s restricted securities.  Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and American Eagle and such other entity combine assets in the new entity.  A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that American Eagle would be the surviving entity.  Any such reorganization could result in loss of control of a majority of the shares.  Mr. Eardley or other members of management, if any, at the time of a reorganization may be required to resign in connection with a reorganization.  Substantial dilution of percentage equity ownership may result to the stockholders.  The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities.  Such a company may desire to consolidate its operations with American Eagle through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering.  Such consequences might include expense, time delays or loss of voting control.  In the event of such a merger, American Eagle may be required to issue significant additional shares, and it may be anticipated that control over American Eagle’s affairs may be transferred to others.

As part of his investigation of acquisition possibilities, Mr. Eardley may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by American Eagle’s limited resources and Mr. Eardley’s limited expertise.  Generally, Mr. Eardley intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others.  Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable.  It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by American Eagle would not be recoverable.  Mr. Eardley is entitled to reimbursement for all expenses incurred in his investigation of possible business ventures on behalf of American Eagle, and no assurance can be given that if American Eagle has available funds they will not be depleted by such expenses.

Based on current economic and regulatory conditions, Mr. Eardley believes that it is possible, for a company like American Eagle, without many assets to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of “going public.”  However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of American Eagle.

Mr. Eardley believes the best chance to obtain value for the stockholders is to seek a merger or acquisition with an existing business.  At this time, Mr. Eardley has not been able to locate any potential mergers or acquisitions.

The Company is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect.  There is no assurance that American Eagle will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of American Eagle, regardless of the completion of any transaction, will be profitable.

If and when Mr. Eardley locates a business opportunity, he will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which American Eagle would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for American Eagle's stockholders due to the issuance of stock to acquire such an opportunity.

LIQUIDITY AND CAPITAL RESOURCES

December 31, 2011 and 2010

On December 31, 2011, American Eagle had $51 in assets and $12,455 in liabilities compared to assets of $1,975 and no liabilities at December 31, 2010  American Eagle has only incidental ongoing expenses primarily associated with maintaining its corporate status and filings with the Securities and Exchange Commission.  At this time, it is anticipated American Eagle will have access to sufficient resources to pay ongoing expenses for the next year.  If the Company needs additional resources, Mr. Eardley has indicated willingness to loan additional funds to the Company but Mr. Eardley has limited resources and may not be able or willing to continue to loan or provide additional financing to the Company.  As Mr. Eardley continues to investigate opportunities, he may experience additional expenses.  These additional expenses for consultants, attorneys and accountants could increase quickly.  Mr. Eardley does believe American Eagle expenses will increase in the future as American Eagle will be required to make filings, including 10-K and 10-Q filings, with the SEC.

RESULTS OF OPERATIONS

December 31, 2011 and 2010

For the year ended December 31, 2011, American Eagle had no revenues, a $9,324 loss from operations and a net loss of $9,379, primarily related to maintaining the Company’s corporate status, accounting and legal fees.  For the year ended December 31, 2010, the Company had no revenue and expenses of $1,400 related to maintaining the corporate status, accounting and legal fees.  Expenses increased as a result of audits of the Company’s financial statements in 2011.  Mr. Eardley anticipates only nominal continuing expenses and does anticipate expenses to increase in the future as American Eagle becomes subject to the reporting requirements of the SEC.  Additionally, if a business is commenced or acquired, expenses would increase.

American Eagle has not generated revenue during the past three years.  It is unlikely that any revenue will be generated until American Eagle locates a business opportunity with which to acquire or merge.  Mr. Eardley will be investigating various business opportunities.  These efforts may cost American Eagle not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that American Eagle will receive any benefits from the efforts of Mr. Eardley to locate business opportunities.  American Eagle’s financial statements contain a going concern opinion on American Eagle’s ability to continue in business.

The Company does not anticipate employing any employees in the future until a merger or acquisition can be accomplished. The Company will continue to rely on outside consultants to assist in its corporate filing requirements.

Off-Balance Sheet Arrangements

American Eagle has no off-balance sheet arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENATRY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of American Eagle’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, American Eagle’s President and Principal Financial Officer concluded that American Eagle’s disclosure controls and procedures as of the end of the period covered by this report are designed  to achieve their objectives and were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

The evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of American Eagle’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, management, including American Eagle’s principal executive and financial officers, concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Mr. Eardley is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  American Eagle’s internal control over financial reporting is a process designed to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Mr. Eardley, with the participation of the outside CPA, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, Mr. Eardley used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Further, Mr. Eardley considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to the Company’s auditors.  Based on this evaluation, Mr. Eardley concluded that, as of December 31, 2011, American Eagle’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Mr. Eardley’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only Mr. Eardley’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the person expected to be named as a director of the Company. The Company’s director serves for a term of one year and thereafter until his successors have been duly elected by the stockholders and qualified.  The Company’s officer serves for a term of one year and thereafter until his successors have been duly elected by the Board of Directors and qualified.

Name	Age	Positions
Kip Eardley	52	Director, President and Principal Accounting Officer

Mr. Eardley, age 52, is the president and sole shareholder of Capital Builders, Inc. which he formed in 1998.  Since the formation of Capital Builders in 1998, Mr. Eardley has worked as the CEO of Capital Builders which serves as the corporate entity for Mr. Eardley’s business activities.  In addition to his activities in Capital Builders, Mr. Eardley has managed public and private companies throughout his career which were primarily related to finance and real estate.  The activities of Capital Builders have largely focused on aiding corporations in corporate restructuring, debt resolution, assisting with audits and other business planning activities.  Through Capital Builders, Mr. Eardley has also bought and sold residential and commercial property and has been the general contractor for the construction of residential homes.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

(1)  filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)  was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)  was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii)  engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)  was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5)  was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6)  was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company is not aware of any other late reports filed by officers, directors and ten percent stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2011, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kip Eardley, CEO	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--
	2009	--	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2011, 2010, and 2009.  There are no agreements or understandings with respect to the amount of remuneration that the officer and director is expected to receive in the future.  Mr. Eardley takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company’s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term “new management” is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company’s decision to participate in one or more business opportunities.

The Company’s management may benefit directly or indirectly by payments of consulting fees, payment of finders fees to others from consulting fees, sales of insider’s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible.  There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current stockholders or others prior to the location of a business opportunity.

Bonuses and Deferred Compensation

      None.

Compensation Pursuant to Plans.

      None.

Pension Table

      None.

Other Compensation

      None.

Compensation of Directors.

      None.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 28, 2012, with respect to the beneficial ownership of American Eagle’s Common Stock by the director of American Eagle and each person known by American Eagle to be the beneficial owner of more than 5% of American Eagle’s outstanding shares of Common Stock.  At March 28, 2012, there were 7,047,098 shares of common stock and 1,000,000 shares of preferred stock outstanding.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities.  Except as otherwise indicated, all shares of American Eagle’s common stock are beneficially owned, and sole investment and voting power is held, by the person named.  For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof.  The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	M. Philip Guthrie 5430 LBJ Freeway, Suite 480 Dallas, TX 75240	3,143,437	44.6%
Preferred	Capital Builders, Inc. (1) P.O. Box 901658 Sandy, Utah 84090	1,000,000	100%
Common	Capital Builders, Inc. (1) P.O. Box 901658 Sandy, Utah 84090	10,000,000	59%
	Director(s) and Officers:
Preferred Common	Kip Eardley(1)	1,000,000 10,000,000	100% 59%
Preferred	All Officers and Director as a Group (one person)	1,000,000	100%
Common		10,000,000	59%

_________________

(1)

 Kip Eardley is the sole shareholder, officer and director of Capital Builders, Inc. which owns 1,000,000 shares of Series E Preferred stock with such shares having a 10-to-1 voting preference where every one share of preferred stock is equivalent in votes to ten shares of common stock.  As such, Capital Builders would have 59% of the voting control of the issued and outstanding stock when the 10,000,000 shares of voting are added to the existing 7,047,098 shares of issued and outstanding common stock.  Mr. Eardley owns no shares of common stock.

Control by Existing Stockholders

Mr. Eardley, through Capital Builders, Inc., indirectly owns 1,000,000 shares of Series E Preferred stock with such shares having a 10-to-1 voting preference where every one share of preferred stock is equivalent in votes to ten shares of common stock and, as such, controls the majority of the voting rights of the issued and outstanding shares of the American Eagle common stock and preferred stock.  As a result, Mr. Eardley, the person currently in control of American Eagle, will most likely continue to be in a position to elect at least a majority of the Board of Directors of American Eagle, to dissolve, merge or sell the assets of American Eagle, and generally, to direct the affairs of American Eagle.

Dividends

The Company has not declared any cash dividends with respect to American Eagle’s common stock, and does not intend to declare dividends in the foreseeable future.  The future dividend policy of American Eagle cannot be ascertained with any certainty.  There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on American Eagle’s securities.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	None
Total	NA	NA	NA

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others.

Mr. Eardley believes that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

For 2011 and 2010, the sole officer and director of the Company has provided office space at no cost to the Company.

Between August 2005 and September 2006, a shareholder of the Company advanced $50,000 to the Company.  On October 23, 2006, the Company entered into a Debt Settlement Agreement with the shareholder whereby 100% of the debt was exchanged for 1,000,000 series E Preferred Shares.  Each Series E Share has voting rights equal to 10 shares of common stock, is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.

Independence of Management

Except as set forth above, there were no material transactions, or series of similar transactions, during the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was, or is to be, a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

American Eagle does not consider its director to be independent given Mr. Eardley’s role as an officer of the Company and shareholder.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by American Eagle’s principal accountant for the audit of our annual financial statements and review of American Eagle’s quarterly financial statements is approximately $4,500 and $5,000 for each of the years ending December 31, 2011 and 2010 respectively.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

5) Not applicable.

6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

(a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

None.

(a)(3)EXHIBITS.  The following exhibits are included as part of this report:

	SEC
Exhibit	Reference
Number	Number	Title of Document	Location
Item 3	Articles of Incorporation and Bylaws
3.01	3	Articles of Incorporation	Incorporated by reference*
3.02	3	Bylaws	Incorporated by reference*

Item 4	Instruments Defining the Rights of Security Holders
4.01	4	Specimen Stock Certificate	Incorporated by reference*

31.01	31	CEO certification	Incorporated by reference*

31.02	31	CFO certification	Incorporated by reference*

32.01	32	CEO certification	Incorporated by reference*

32.02	32	CFO certification	Incorporated by reference*

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 000-54584.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

American Eagle Group, Inc.

Date:

March 30, 2012

By: /s/ Kip Eardley

Kip Eardley, President, Director, (Principal Executive Officer)

By: /s/ Kip Eardley

Kip Eardley, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Kip Eardley

Kip Eardley

Director

March 30, 2012

American Eagle Group, Inc.
(A Development Stage Company )
Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2011 and 2010	F-3

Statements of Operations for the years ended December 31, 2011 and 2010, and for the period from Reactivation on September 19, 2005 through December 31, 2011	F-4

Statements of Stockholders' Equity (Deficit) for the period from Reactivation on September 19, 2005 through December 31, 2011	F-5

Statements of Cash Flows for the years ended December 31, 2011 and 2010, and for the period from Reactivation on September 19, 2005 through December 31, 2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American Eagle Group, Inc.

We have audited the accompanying balance sheets of American Eagle Group, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from September 19, 2005 (date of reactivation) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Eagle Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period from September 19, 2005 (date of reactivation) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 17, 2012

American Eagle Group, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash	$51	$1,975
Total Current Assets	51	1,975
TOTAL ASSETS	$51	$1,975

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable - Related Party	$12,400	$-
Interest Payable	55	-
Total Current Liabilities	12,455	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized Series B Cumulative Preferred stock, $0.01 par value, 162,857 shares authorized; 0 and 142,857 shares issued and outstanding, respectively	-	1,429

Series E Preferred stock, $0.01 par value, 1,000,000 shares authorized, issued and outstanding	10,000	10,000

Common stock, $0.01 par value, 21,000,000 shares authorized and 7,047,098 shares issued and outstanding	70,471	70,471
Additional paid-in capital	46,940,529	46,944,100
Retained Earnings (Deficit) - prior to development stage	(46,974,719)	(46,974,719)
Accumulated Earnings (Deficit) - during development stage	(58,685)	(49,306)
Total Stockholder's Equity (Deficit)	(12,404)	1,975
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51	$1,975

The accompanying notes are an integral part of these financial statements.

American Eagle Group, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		From the Reactivation on September 19, 2005 through
	December 31,		December 31,
	2011	2010	2011
REVENUES	$-	$-	$-
EXPENSES
General and Administrative	9,324	1,400	58,672
Total Expenses	9,324	1,400	58,672
(LOSS) FROM OPERATIONS	(9,324)	(1,400)	(58,672)
OTHER INCOME (EXPENSE)
Interest Income	-	-	42
Interest Expense	(55)	-	(55)
Total Other Income (Expense)	(55)	-	(13)
NET INCOME (LOSS)	$(9,379)	$(1,400)	$(58,685)

Basic Income (Loss) per Share	$(0.00)	$(0.00)
Basic Weighted Average Shares	7,047,098	7,047,098

The accompanying notes are an integral part of these financial statements.

American Eagle Group, Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

	Series B Cumulative Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid in Capital	Retained Deficit	Deficit Accumulated During the Development Stage	Total Stockholder's Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 19, 2005	142857	$ 1429	-	$ -	7047098	$ 70471	$46904100	$(46974719)	$ -	$ 1281
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	(39799)	(39799)
Balance, December 31, 2005	142857	1429	-	-	7047098	70471	46904100	(46974719)	(39799)	(38518)
Series E Preferred issued for debt settlement agreement	-	-	1000000	10000	-	-	40000	-	-	50000
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(5449)	(5449)
Balance, December 31, 2006	142857	1429	1000000	10000	7047098	70471	46944100	(46974719)	(45248)	6033
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(448)	(448)
Balance, December 31, 2007	142857	1429	1000000	10000	7047098	70471	46944100	(46974719)	(45696)	5585
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(10)	(10)
Balance, December 31, 2008	142857	1429	1000000	10000	7047098	70471	46944100	(46974719)	(45706)	5575
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(2200)	(2200)
Balance, December 31, 2009	142857	1429	1000000	10000	7047098	70471	46944100	(46974719)	(47906)	3375
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	(1400)	(1400)
Balance, December 31, 2010	142857	1429	1000000	10000	7047098	70471	46944100	(46974719)	(49306)	1975
Repurchase of Series B Preferred Stock	(142857)	(1429)	-	-	-	-	(3571)	-	-	(5000)
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	(9379)	(9379)
Balance, December 31, 2011	-	$ -	1000000	$10000	7047098	$ 70471	$46940529	$(46974719)	$ (58685)	$ (12404)

The accompanying notes are an integral part of these financial statements.

American Eagle Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		From the Reactivation on September 19, 2005 through
	December 31,		December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(9,379)	$(1,400)	$(58,685)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Increase (decrease) in accounts payable	-	(65)	-
Increase (decrease) in interest payable	55	-	55
Net Cash (Used by) Provided by Operating Activities	(9,324)	(1,465)	(58,630)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Series B Preferred Stock	(5,000)	-	(5,000)
Proceeds from related party payable	12,400	-	12,400
Proceeds from notes payable	-	-	50,000
Net Cash Provided by Financing Activities	7,400	-	57,400

NET INCREASE (DECREASE) IN CASH	(1,924)	(1,465)	(1,230)
CASH AT BEGINNING OF PERIOD	1,975	3,440	1,281
CASH AT END OF PERIOD	$51	$1,975	$51

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES:
Preferred stock issued for notes payable	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

American Eagle Group, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Organization – American Eagle Group, Inc. (the “Company” or “American Eagle”) was incorporated under the laws of the State of Delaware on October 3, 1986, under the name AOA Corporation.  On November 12, 1991, the Company changed its name to American Eagle Group, Inc.

Reorganization, Development Stage Company – The Company is in the development stage since it is not currently conducting any business, nor has it conducted any business since current management was appointed in the reactivation on September 19, 2005. Since that time, the Company has been investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not generated any revenue for several years and the sole officer and director of the Company has provided capital to pay prior and current obligations.  The Company requires additional capital to continue its limited operations.  Furthermore, the Company’s officer and director serves without compensation.  The Company assumes that these arrangements and the availability of future capital sources will continue into the future, but no assurance thereof can be given.  A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in FASC 740-20, “Accounting for Income Taxes.”  Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company plans to recognize revenue when the following four conditions are present: (1) persuasive evidence of an agreement exists, (2) the price is fixed or determinable, (3) delivery has occurred or services are rendered, and (4) collection is reasonably assured.

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities, in 2011 and 2010. Accordingly, basic and dilutive loss per common share are the same.

Fair Value

The carrying values of cash and cash equivalents, marketable securities and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

American Eagle Group, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2:  Income Taxes

Due to losses at December 31, 2011 and 2010, the Company had no income tax liability.  At December 31, 2011 and 2010, the Company had available unused operating loss carry forwards of approximately $58,685 and $48,392, respectively, which may be applied against future taxable income and which expire in various years through 2031.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $19,950 and $16,453 as of December 31, 2011 and 2010, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,497 during the year ended December 31, 2011.

Note 2:  Income Taxes (continued)

Components of income tax are as follows:

Years Ended December 31
	2011	2010
Current	$-	$-
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31
	2011	2010
Income tax computed at
Federal statutory tax rate of 34%	$(3,189)	$(476)
State taxes (net of federal benefit)3.3% for 2011 and 2010	(308)	(46)
Deferred taxes and other	3,497	522
	$-	$-

The Company has no tax positions at December 31, 2011 and 2010, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2011 and 2010, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2011 and 2010.

American Eagle Group, Inc.

Notes to Financial Statements

December 31, 2011 and 2010

Note 3:  Capital Stock

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue, without stockholder action, the authorized shares of the Company’s preferred and common stock.  The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Preferred Stock – The Company has authorized 5,000,000 shares of Preferred Stock, par value $.01 per share.  The authorization to issue 162,857 shares of Series B Cumulative Preferred Stock was given on March 7, 1988, and 162,857 shares were issued June 21, 1990.  Under the rights, preferences and privileges of the Series B Preferred Stock, the shares are non-voting, non-convertible, accrue $.60 per share per year dividends as declared by the board of directors, $10.00 per share liquidation preference over common stock, and can be redeemed by the Company for $10.00 per share.  The Company never declared dividends for the shareholders of the Series B Cumulative Preferred shares.  The Company redeemed 20,000 shares in January 1997 and the remaining 142,857 shares were redeemed on April 20, 2011, for $5,000.  As of December 31, 2011 and 2010, there were zero and 142,857 shares outstanding, respectively.

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of December 31, 2011 and 2010, there were 1,000,000 Series E Preferred shares outstanding.

Common Stock – The Company has authorized 21,000,000 shares of common stock, par value $.01 per share, of which 1,000,000 shares shall be designated as Non-voting Common Stock, par value $.01 per share.  As of December 31, 2011 and 2010, there were 7,047,098 shares of voting common stock outstanding.

Note 4:  Related Party Transactions

For 2011 and 2010, the sole officer and director of the Company has provided office space at no cost to the Company.

Between August 2005 and September 2006 Capital Builders, Inc., a company owned and controlled by Kip Eardley, who was also an officer and director of the Company, advanced $50,000 to the Company.  Mr. Eardley resigned in September 2006.  On October 23, 2006, the Company entered into a Debt Settlement Agreement with Capital Builders whereby 100% of the debt was exchanged for 1,000,000 Series E Preferred Shares.  Each Series E Share has voting rights equal to 10 shares of common stock, are not convertible into any other class of stock of the Company and have no preference to dividends or liquidation rights.

In 2010, the Company paid a single payment of $500 to Capital Builders for services rendered in connection with accounting preparation and negotiating with the Series B Preferred shareholder to cancel the shares.  On April 20, 2011, the Series B Preferred shares were cancelled.

In January and February 2011, Capital Builders loaned the Company $500 and advanced funds on behalf of the Company in the amount of $400.  In April, Capital Builders loaned the Company $10,000.  On September 30, 2011, these loans were converted to a promissory note in the amount of $10,900 which accrues interest at 2% annually until repaid.  On October 27, 2011, Capital Builders loaned the Company $1,500. On December 30, 2011, this loan was converted to a promissory note in the amount of $1,500 which accrues interest at 2% annually until repaid. Accrued interest on these loans at year end is $55.

Note 5:  Subsequent Events

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events.  ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events. We adopted this statement effective June 15, 2009, and have evaluated all subsequent events through the date these financial statements were issued.

On February 22, 2012, Capital Builders, Inc. advanced funds to the Company in the amount of $9,500. The transaction is being reported on the books of the Company as Accounts Payable–Related Party.