Form 10-Q
period 2012-03-31
AMERICAN EAGLE GROUP INC
filed 2012-05-10
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-54584

American Eagle Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware

75-2100622

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

9160 South 300 West, Suite 101, Sandy, Utah

     84070

 (Address of principal executive offices)

 (Zip Code)

(801) 706-9429

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                           Yes [X]  No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

7,047,098 shares of $0.01 par value common stock on May 1, 2012

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Eagle Group, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2012

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

AMERICAN EAGLE GROUP, INC.

(A Development Stage Company)

Balance Sheets

	March 31,	December, 31
	2012	2011
	(Unaudited)
Assets
Current Assets:

Cash	$540	$51

Total assets	$540	$51

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$28,735	$12,400
Interest Payable	199	55

Total current liabilities	28,934	12,455

Stockholders’ equity (deficit):
Preferred Stock, 5,000,000 shares authorized
Series B Cumulative Preferred stock, $0.01 par value;
162,857 shares authorized; 0 issued and outstanding	—	—
Series E Preferred stock, $0.01 par value; 1,000,000 shares
authorized, issued and outstanding	10,000	10,000
Common stock, $0.01 par value; 21,000,000 shares
authorized; 7,047,098 shares issued and outstanding	70,471	70,471
Additional paid-in capital	46,940,529	46,940,529
Retained earnings (deficit) - prior to development stage	(46,974,719)	(46,974,719)
Deficit accumulated during development stage	(74,675)	(58,685)
Total stockholder’s equity (deficit)	(28,394)	(12,404)

Total liabilities and stockholders’ equity (deficit)	$540	$51

The accompanying notes are an integral part of these financial statements.

AMERICAN EAGLE GROUP, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		From the Reactivation on September 19, 2005 through March 31,
	2012	2011	2012
Revenue	$—	$—	$—

Operating expenses:
General and administrative	15,846	2,642	74,518

Total operating expenses	15,846	2,642	74,518

Loss from operations	(15,846)	(2,642)	(74,518)

Other Income (Expense)
Interest income	—	—	42
Interest expense	(144)	—	(199)

Total other income (expense)	(144)	—	(157)

Net income (loss)	$(15,990)	$(2,642)	$(74,675)

Net income (loss) per share of common stock	$(0.00)	$(0.00)

Weighted average number of common shares	7,047,098	7,047,098

The accompanying notes are an integral part of these financial statements.

AMERICAN EAGLE GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		From the Reactivation on September 19, 2005 through March 31,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$(15,990)	$(2,642)	$(74,675)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accrued interest	144	—	199

Net cash used in operating activities	(15,846)	(2,642)	(74,476)

Cash flows from financing activities:
Purchase of Series B Preferred Stock	—	—	(5,000)
Proceeds from related party payable	16,335	900	28,735
Proceeds from notes payable	—	—	50,000
Net cash provided by financing activities	16,335	900	73,735

Net change in cash	489	(1,742)	(741)

Cash, beginning of period	51	1,975	1,281

Cash, end of period	$540	$233	$540
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Issuance of preferred stock in payment of note payable	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

American Eagle Group, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

March 31, 2012

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

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities, in 2012 and 2011. Accordingly, basic and dilutive loss per common share are the same.

American Eagle Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

March 31, 2012

(Continued)

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

Note 2:  Income Taxes

Due to losses at March 31, 2012 and 2011, the Company had no income tax liability.  At March 31, 2012 and 2011, the Company had available unused operating loss carry forwards of approximately $74,675 and $51,948, respectively, which may be applied against future taxable income and which expire in various years through 2032.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $25,915 and $17,662 as of March 31, 2012 and 2011, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,965 during the quarter ended March 31, 2012.

Components of income tax are as follows:

Quarter Ended March 31
		2012		2011
Current
Federal	$		$
State	$		$
	$		$
Deferred	$		$
	$		$

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Quarter Ended March 31
	2012	2011
Income tax computed at
Federal statutory tax rate of 34%	$(5,437)	$(898)
State taxes (net of federal benefit) of 3.3% for 2012 and 2011	(528)	(87)
Deferred taxes and other	5,965	985
	$-	$-

American Eagle Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

March 31, 2012

(Continued)

The Company has no tax positions at March 31, 2012 and 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended March 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2012 and 2011.

Note 3:  Capital Stock

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue, without stockholder action, the authorized shares of the Company’s preferred and common stock.  The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Preferred Stock – The Company has authorized 5,000,000 shares of Preferred Stock, par value $.01 per share.  The authorization to issue 162,857 shares of Series B Cumulative Preferred Stock was given on March 7, 1988, and 162,857 shares were issued June 21, 1990.  Under the rights, preferences and privileges of the Series B Preferred Stock, the shares are non-voting, non-convertible, accrue $.60 per share per year dividends as declared by the board of directors, $10.00 per share liquidation preference over common stock, and can be redeemed by the Company for $10.00 per share.  The Company never declared dividends for the shareholders of the Series B Cumulative Preferred shares.  The Company redeemed 20,000 shares in January 1997 and the remaining 142,857 shares were redeemed on April 20, 2011, for $5,000.  As of March 31, 2012 and December 31, 2011, there were zero shares outstanding.

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares, par value $.01.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of March 31, 2012 and December 31, 2011, there were 1,000,000 Series E Preferred shares outstanding.

Common Stock – The Company has authorized 21,000,000 shares of common stock, par value $.01 per share, of which 1,000,000 shares shall be designated as Non-voting Common Stock, par value $.01 per share.  As of March 31, 2012 and December 31, 2011, there were 7,047,098 shares of voting common stock outstanding.

Note 4:  Related Party Transactions

For 2012 and 2011, the sole officer and director of the Company has provided office space at no cost to the Company.

Between August 2005 and September 2006 Capital Builders, Inc., a company owned and controlled by Kip Eardley, an officer and director of the Company, advanced $50,000 to the Company.  On October 23, 2006, the Company entered into a Debt Settlement Agreement with Capital Builders whereby 100% of the debt was exchanged for 1,000,000 Series E Preferred Shares.  Each Series E Share has voting rights equal to 10 shares of common stock, are not convertible into any other class of stock of the Company and have no preference to dividends or liquidation rights.

American Eagle Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

March 31, 2012

(Continued)

On September 30, 2011, loans from Capital Builders in the total amount of $10,900 were converted to a promissory note.  On December 30, 2011, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $1,500.  On March 31, 2012, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $16,335.  The money was used to pay operating expenses.  All of the notes accrue interest at 2% annually until repaid.  Accrued interest on these notes at March 31, 2012 was $199.

Note 5:  Subsequent Events

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events.  ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events.  We adopted this statement effective June 15, 2009, and have evaluated all subsequent events through the date these financial statements were issued.  The Company has no reportable events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements."

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Since the termination of its prior business, the Company has had no operations other than seeking an acquisition or merger to bring an operating entity into the Company.  The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry.  The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky.  Additionally, the Company has only limited resources and may find it difficult to locate good opportunities.  There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.  The Company will select any potential business opportunity based on management's business judgment.

Currently, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  At this time, the Company’s management has been focused on investigating whether there are merger and acquisition activities in certain targeted industries.  To this end, management has focused on the medical and “green” energy industries.  These efforts have been focused on discussions with management in these industries and research.

The Company is not currently conducting any business, nor has it conducted any business for several years.  Therefore, it does not possess products or services, distribution methods, competitive business positions, or major customers.  The Company does not possess any unexpired patents or trademarks and any and all of its licensing and royalty agreements from the insurance it sought to market in the past have since expired, and are not currently valid. The Company does not employ any employees.

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company's stockholders.  The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise.  The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity.  The sole officer and director of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

The financial statements contained in this interim report have been prepared assuming that the Company will continue as a going concern.  The Company is not engaged in any revenue producing activities and has not established any source of revenue other than described herein.  These factors raise substantial doubt that the Company will be able to continue as a going concern even though management believes that sufficient funding is available to meet its operating needs during the next twelve months.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity.  As of March 31, 2012, the Company has approximately $28,934 in debt, and may further obligate itself as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, attempt to acquire any business in any industry.  The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.  Consequently, if and when a business opportunity is selected, such business opportunity may not be in an industry that is following general business trends.

The selection of a business opportunity in which to participate is complex and risky.  Additionally, the Company has only limited resources and this fact may make it more difficult to find any such opportunities.  There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.  The Company will select any potential business opportunity based on management's business judgment.  The Company may acquire or participate in a business opportunity based on the decision of management that potentially could act without the consent, vote, or approval of the Company's stockholders.

Since its inception, the Company has not generated any revenue and it is unlikely that any revenue will be generated until such time as the Company locates a business opportunity to acquire or with which it can merge.  However, the Company is not restricting its search to those business opportunities that have profitable operations.  Even though a business opportunity is acquired that has revenues or gross income, there is no assurance that profitable operations or net income will result therefrom.  Consequently, even though the Company may be successful in acquiring a business opportunity, such acquisition does not assume that a profitable business opportunity is being acquired or that stockholders will benefit through an increase in the market price of the Company's common stock.

The acquisition of a business opportunity, no matter what form it may take, will almost assuredly result in substantial dilution for the Company's current stockholders.  Inasmuch as the Company only has its equity securities (its common and preferred stock) as a source to provide consideration for the acquisition of a business opportunity, the Company's issuance of a substantial portion of its authorized common stock is the most likely method for the Company to consummate an acquisition.  The issuance of any shares of the Company's common stock will dilute the ownership percentage that current stockholders have in the Company.

The Company does not intend to employ anyone in the future, unless its present business operations were to change.  At the present time, management does not believe it is necessary for the Company to have an administrative office and utilizes the mailing address of the Company's president for business correspondence.

Liquidity and Capital Resources

As of March 31, 2012, the Company had a negative $28,394 in working capital with assets of $540 and liabilities of $28,934.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  The Company will be in need of additional funds to pay ongoing expenses.

Management anticipates that the Company will incur more costs including legal and accounting fees to locate and complete a merger or acquisition.  At the present time the Company does not have the assets to meet these financial requirements.  Additionally, the Company does not have substantial assets to entice potential business opportunities to enter into transactions with the Company.

It is unlikely that any revenue will be generated until the Company locates a business opportunity that it may acquire or with which it may merge.  Management of the Company will be investigating various business opportunities. These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

If and when the Company locates a business opportunity, management of the Company will give consideration to the dollar amount of that entity’s profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition.  Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's stockholders as it has only limited capital and no operations.

Results of Operations

For the three months ended March 31, 2012, the Company had a net loss of $15,990 compared to a net loss for the three months ended March 31, 2011, of $2,642.  The Company had no revenue during the three months ended March 31, 2012.  The Company does not anticipate any revenue until it locates a new business opportunity.  The change in operating loss was primarily due to the payment for the audit for the previous year.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  The Company and its representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the Securities and Exchange Commission and in reports to the Company’s stockholders. Management believes that all statements that express expectations and projections with respect to future matters, as well as from developments beyond the Company’s control including changes in global economic conditions are forward-looking statements within the meaning of the Act.  These statements are made on the basis of management’s views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management’s expectations will necessarily come to pass. Factors that may affect forward-looking statements include a wide range of factors that could materially affect future developments and performance, including the following:

Changes in Company-wide strategies, which may result in changes in the types or mix of businesses in which our Company is involved or chooses to invest; changes in U.S., global or regional economic conditions, changes in U.S. and global financial and equity markets, including significant interest rate fluctuations, which may impede the Company’s access to, or increase the cost of, external financing for our operations and investments; increased competitive pressures, both domestically and internationally, legal and regulatory developments, such as regulatory actions affecting environmental activities, the imposition by foreign countries of trade restrictions and changes in international tax laws or currency controls; adverse weather conditions or natural disasters, such as hurricanes and earthquakes, labor disputes, which may lead to increased costs or disruption of operations.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive.  Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Mr. Eardley, the CEO and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Mr. Eardley, the CEO and Principal Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012.  Based on this evaluation, the CEO and Principal Financial Officer, concluded that, as of March 31, 2012, the Company’s internal control over financial reporting was effective in achieving their control objectives.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company has not sold any restricted securities during the three months ended March 31, 2012.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2012, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

None; not applicable.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

4

Specimen Stock Certificate

Incorporated by reference*

11

Computation of loss per share

Notes to financial statements

31

Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO

This filing

32

Section 1350 Certification – CEO & CFO

This filing

101.INS

 XBRL Instance

101.XSD

XBRL Schema

101.CAL

 XBRL Calculation

101.DEF

 XBRL Definition

101.LAB

XBRL Label

101.PRE

XBRL Presentation

* Incorporated by reference from the Company's registration statement on Form 10 filed with the Commission, SEC File No. 000-54584.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Eagle Group, Inc.

(Registrant)

Dated: May 9, 2012

By:  /s/ Kip Eardley

        Kip Eardley

        CEO, Principal Financial Officer