Form 10-Q
period 2012-06-30
AMERICAN EAGLE GROUP INC
filed 2012-08-07
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

7,047,098 shares of $0.01 par value common stock on July 20, 2012

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Eagle Group, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2012

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

AMERICAN EAGLE GROUP, INC.

(A Development Stage Company)

Balance Sheets

	June 30,	December, 31
	2012	2011
	(Unaudited)
Assets
Current Assets:

Cash	$142	$51

Total assets	$142	$51

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,500	$—
Related party notes payable	29,235	12,400
Related party interest payable	261	55

Total current liabilities	30,996	12,455

Stockholders’ equity (deficit):
Preferred Stock, 5,000,000 shares authorized
Series B Cumulative Preferred stock, $0.01 par value;
162,857 shares authorized; 0 issued and outstanding	—	—
Series E Preferred stock, $0.01 par value; 1,000,000 shares
authorized, issued and outstanding	10,000	10,000
Common stock, $0.01 par value; 21,000,000 shares
authorized; 7,047,098 shares issued and outstanding	70,471	70,471
Additional paid-in capital	46,940,529	46,940,529
Retained earnings (deficit) - prior to development stage	(46,974,719)	(46,974,719)
Deficit accumulated during development stage	(77,135)	(58,685)
Total stockholder’s equity (deficit)	(30,854)	12,404

Total liabilities and stockholders’ equity (deficit)	$142	$51

The accompanying notes are an integral part of these financial statements.

AMERICAN EAGLE GROUP, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From the Reactivation on September 19, 2005 through June 30,
	2012	2011	2012	2011	2012
Revenue	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	2,398	3,512	18,244	6,154	76,916

Total operating expenses	2,398	3,512	18,244	6,154	76,916

Loss from operations	(2,398)	(3,512)	(18,244)	(6,154)	(76,916)

Other Income (Expense)
Interest income	—	—	—	—	42
Interest expense	(62)	—	(206)	—	(261)

Total other income (expense)	(62)	—	(206)	—	(219)

Net income (loss)	$(2,460)	$(3,512)	$(18,450)	$(6,154)	$(77,135)

Net income (loss) per share of common stock	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares	7,047,098	7,047,098	7,047,098	7,047,098

The accompanying notes are an integral part of these financial statements.

AMERICAN EAGLE GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		From the Reactivation on September 19, 2005 through June 30,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$(18,450)	$(6,154)	$(77,135)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,500	—	1,500
Increase (decrease) in accrued interest	206	—	261

Net cash used in operating activities	(16,744)	(6,154)	(75,374)

Cash flows from financing activities:
Purchase of Series B Preferred Stock	—	(5,000)	(5,000)
Proceeds from related party payable	16,835	10,900	29,235
Proceeds from notes payable	—	—	50,000
Net cash provided by financing activities	16,835	5,900	74,235

Net change in cash	91	(254)	(1,139)

Cash, beginning of period	51	1,975	1,281

Cash, end of period	$142	$1,721	$142
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Issuance of preferred stock in payment of note payable	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

American Eagle Group, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

June 30, 2012

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

June 30, 2012

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

Note 2:  Income Taxes

Due to losses at June 30, 2012 and 2011, the Company had no income tax liability.  At June 30, 2012 and 2011, the Company had available unused operating loss carry forwards of approximately $77,135 and $55,460, respectively, which may be applied against future taxable income and which expire in various years through 2032.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $28,771 and $20,687 as of June 30, 2012 and 2011, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $6,882 during the six months ended June 30, 2012.

Components of income tax are as follows:

Six Months Ended June 30
		2012		2011
Current	$		$
Federal	$		$
State	$		$
	$		$
Deferred	$		$
	$		$

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Six Months Ended June 30
	2012	2011
Income tax computed at
Federal statutory tax rate of 34%	$(6,273)	$(2,092)
State taxes (net of federal benefit) of 3.3% for 2012 and 2011	(609)	(203)
Deferred taxes and other	6,882	2,295
	$-	$-

American Eagle Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

June 30, 2012

(Continued)

The Company has no tax positions at June 30, 2012 and 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended June 30, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2012 and 2011.

Under the rules of the Internal Revenue Service, the Company's tax returns for the previous three years remain open for examination.

Note 3:  Capital Stock

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue, without stockholder action, the authorized shares of the Company’s preferred and common stock.  The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Preferred Stock – The Company has authorized 5,000,000 shares of Preferred Stock, par value $.01 per share.  The authorization to issue 162,857 shares of Series B Cumulative Preferred Stock was given on March 7, 1988, and 162,857 shares were issued June 21, 1990.  Under the rights, preferences and privileges of the Series B Preferred Stock, the shares are non-voting, non-convertible, accrue $.60 per share per year dividends as declared by the board of directors, $10.00 per share liquidation preference over common stock, and can be redeemed by the Company for $10.00 per share.  The Company never declared dividends for the shareholders of the Series B Cumulative Preferred shares.  The Company redeemed 20,000 shares in January 1997 and the remaining 142,857 shares were redeemed on April 20, 2011, for $5,000.  As of June 30, 2012 and December 31, 2011, there were zero shares outstanding.

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares, par value $.01.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of June 30, 2012 and December 31, 2011, there were 1,000,000 Series E Preferred shares outstanding.

Common Stock – The Company has authorized 21,000,000 shares of common stock, par value $.01 per share, of which 1,000,000 shares shall be designated as Non-voting Common Stock, par value $.01 per share.  As of June 30, 2012 and December 31, 2011, there were 7,047,098 shares of voting common stock outstanding.

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

American Eagle Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

June 30, 2012

(Continued)

On September 30, 2011, loans from Capital Builders in the total amount of $10,900 were converted to a promissory note.  On December 30, 2011, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $1,500.  On March 31, 2012, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $16,335.  On June 30, 2012, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $500.  The money was used to pay operating expenses.  All of the notes accrue interest at 2% annually until repaid.  Accrued interest on these notes at June 30, 2012 was $261.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity.  As of June 30, 2012, the Company has approximately $29,496 in debt, and may further obligate itself as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company had a negative $30,854 in working capital with assets of $142 and liabilities of $30,996.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  The Company will be in need of additional funds to pay ongoing expenses.

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

Results of Operations

For the three months ended June 30, 2012, the Company had a net loss of $2,460 compared to a net loss for the three months ended June 30, 2011, of $3,512.  For the six months ended June 30, 2012, the Company had a net loss of $18,450 compared to a net loss for the six months ended June 30, 2011, of $6,154.  The Company had no revenue during the three or six months ended June 30, 2012.  The Company does not anticipate any revenue until it locates a new business opportunity.  The change in operating loss was primarily due to the payment for the audit for the previous year.

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

Mr. Eardley, the CEO and Principal Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  Based on this evaluation, the CEO and Principal Financial Officer, concluded that, as of June 30, 2012, the Company’s internal control over financial reporting was effective in achieving their control objectives.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company has not sold any restricted securities during the three months ended June 30, 2012.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2012, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

None; not applicable.

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits

a) Index of Exhibits:

Exhibit Table #

Title of Document

Location

3 (i)

Articles of Incorporation

Incorporated by reference*

3 (ii)

Bylaws

Incorporated by reference*

4

Specimen Stock Certificate

Incorporated by reference*

11

Computation of loss per share

Notes to financial statements

Rule 13a-14(a)/15d-14a(a) Certification – CEO & CFO

This filing

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

Dated: August 6, 2012

By:

        Kip Eardley

        CEO, Principal Financial Officer

15