Form 10-Q
period 2012-09-30
Pacific Ventures Group, Inc.
filed 2012-11-19
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number 000-54584

Pacific Ventures Group, Inc.

(Formerly known as American Eagle Group, Inc.)

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

159,064 shares of $0.001 par value common stock on November 13, 2012

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc.

(formerly known as American Eagle Group, Inc.)

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2012

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

PACIFIC VENTURES GROUP, INC.

(formerly known as American Eagle Group, Inc.)

(A Development Stage Company)

Balance Sheets

	September 30,	December, 31
	2012	2011
	(Unaudited)
Assets
Current Assets:

Cash	$711	$51

Total assets	$711	$51

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$1,613	$—
Related party notes payable	35,235	12,400
Related party interest payable	406	55

Total current liabilities	37,254	12,455

Stockholders’ equity (deficit):
Preferred Stock, 10,000,000 shares authorized, $.001 par value
Series E Preferred stock, 1,000,000 shares
authorized, issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares
authorized; 159,064 shares issued and outstanding	159	159
Additional paid-in capital	47,019,841	47,019,841
Retained earnings (deficit) - prior to development stage	(46,974,719)	(46,974,719)
Deficit accumulated during development stage	(82,824)	(58,685)
Total stockholder’s equity (deficit)	(36,543)	(12,404)

Total liabilities and stockholders’ equity (deficit)	$711	$51

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

(formerly known as American Eagle Group, Inc.)

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Reactivation on September 19, 2005 through Sept. 30,
	2012	2011	2012	2011	2012
Revenue	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	5,544	34	23,788	6,120	82,460

Total operating expenses	5,544	34	23,788	6,120	82,460

Loss from operations	(5,544)	(34)	(23,788)	(6,120)	(82,460)

Other Income (Expense)
Interest income	—	—	—	—	42
Interest expense	(146)	—	(351)	—	(406)

Total other income (expense)	(146)	—	(351)	—	(364)

Net income (loss)	$(5,690)	$(34)	$(24,139)	$(6,120)	$(82,824)

Net income (loss) per share of common stock	$(0.04)	$(0.00)	$(0.15)	$(0.04)

Weighted average number of common shares	159,064	159,064	159,064	159,064

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

(formerly known as American Eagle Group, Inc.)

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From the Reactivation on September 19, 2005 through September 30,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$(24,139)	$(6,120)	$(82,824)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	1,613	—	1,613
Increase (decrease) in accrued interest	351	—	406

Net cash used in operating activities	(22,175)	(6,120)	(80,805)

Cash flows from financing activities:
Purchase of Series B Preferred Stock	—	(5,000)	(5,000)
Proceeds from related party payable	22,835	10,900	35,235
Proceeds from notes payable	—	—	50,000
Net cash provided by financing activities	22,835	5,900	80,235

Net change in cash	660	(220)	(570)

Cash, beginning of period	51	1,975	1,281

Cash, end of period	$711	$1,755	$711
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Issuance of preferred stock in payment of note payable	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.

(formerly known as American Eagle Group, Inc.)

 (a development stage company)

Notes to Unaudited Financial Statements

September 30, 2012

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Organization – Pacific Ventures Group, Inc. (the “Company” or “Pacific Ventures”) was incorporated under the laws of the State of Delaware on October 3, 1986, under the name AOA Corporation.  On November 12, 1991, the Company changed its name to American Eagle Group, Inc.  Effective November 8, 2012, the Company changed its name to Pacific Ventures Group, Inc.

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

Pacific Ventures Group, Inc.

(formerly known as American Eagle Group, Inc.)

(a development stage company)

Notes to Unaudited Financial Statements

September 30, 2012

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

Note 2:  Income Taxes

Due to losses at September 30, 2012 and 2011, the Company had no income tax liability.  At September 30, 2012 and 2011, the Company had available unused operating loss carry forwards of approximately $82,824 and $55,425, respectively, which may be applied against future taxable income and which expire in various years through 2032.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $30,893 and $20,690 as of September 30, 2012 and 2011, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $9,005 during the nine months ended September 30, 2012.

Components of income tax are as follows:

Nine Months Ended September 30
	2012	2011
Current	$-	$-
Federal	$-	$-
State	$-	$-
	$-	$-
Deferred	$-	$-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Nine Months Ended September 30
	2012	2011
Income tax computed at
Federal statutory tax rate of 34%	$(8,208)	$(2,081)
State taxes (net of federal benefit) of 3.3% for 2012 and 2011	(797)	(202)
Deferred taxes and other	9,005	2,283
	$-	$-

Pacific Ventures Group, Inc.

(formerly known as American Eagle Group, Inc.)

(a development stage company)

Notes to Unaudited Financial Statements

September 30, 2012

(Continued)

The Company has no tax positions at September 30, 2012 and 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended September 30, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2012 and 2011.

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

Preferred Stock – The Company has authorized 10,000,000 shares of Preferred Stock, par value $.001 per share.  Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares, par value $.001.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of September 30, 2012 and December 31, 2011, there were 1,000,000 Series E Preferred shares outstanding.

Common Stock – The Company has authorized 100,000,000 shares of common stock, par value $.001 per share.  As of September 30, 2012 and December 31, 2011, there were 159,064 shares of voting common stock outstanding.  On November 8, 2012 the Company effectuated a 1:50 reverse stock split of the then issued and outstanding common shares, the effects of which have been shown in these financial statements.

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

Pacific Ventures Group, Inc.

(formerly known as American Eagle Group, Inc.)

(a development stage company)

Notes to Unaudited Financial Statements

September 30, 2012

(Continued)

On September 30, 2011, loans from Capital Builders in the total amount of $10,900 were converted to a promissory note.  On December 30, 2011, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $1,500.  On March 31, 2012, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $16,335.  On June 30, 2012, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $500.  On July 23, 2012, funds were loaned by Capital Builders and converted to a promissory note in the amount of $6,000.  All of the money was used to pay operating expenses.  All of the notes accrue interest at 2% annually until repaid.  Accrued interest on these notes at September 30, 2012, and December 31, 2011, was $406 and $55, respectively.

Note 5:  Subsequent Events

ASC 855-10-50-4 establishes accounting and disclosure requirements for subsequent events.  ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events.  We adopted this statement effective June 15, 2009, and have evaluated all subsequent events through the date these financial statements were issued.

On October 15, 2012, the Board approved a resolution authorizing the officer of the Company to complete the following corporate actions:  call a shareholders meeting or receive majority consent from the shareholders to Amend the Certificate of Incorporation of the Company generally to (i) change the name of the Company to Pacific Ventures Group, Inc.,  (ii) increase the authorized capital of the Company to one hundred million (100,000,000) shares of common stock, par value $0.001 per share and ten million (10,000,000) shares of preferred stock, par value $0.001 per share, and (iii) amend the Certificate of Incorporation to remove items such as definitions, supermajority voting requirements and staggered election of directors, (iv) reverse split the issued and outstanding stock of the Corporation on a fifty (50) to one (1) basis with all fractional shares rounded up to the nearest whole share.

A Definitive Information Statement reflecting the above mentioned actions was filed with the SEC and mailed to the shareholders on October 25, 2012.  The name change and the reverse split were effective on November 8, 2012, the effects of which have been included in these financial statements as if the split had occurred at the beginning of the first period presented.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2012, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Corporate History

Pacific Ventures Group, Inc. (“Pacific Ventures” or the “Company”) was incorporated under the laws of the State of Delaware on October 3, 1986.  Pacific Ventures operated as an insurance holding company that, through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace.  Historically, the Company's business has been organized into three divisions.  In 1997, after selling several of its divisions, the Company’s remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.  Since the Company terminated its business operations, management has been focused on settling debts and closing outstanding operations.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity.  As of September 30, 2012, the Company has approximately $35,641 in debt, and may further obligate itself as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had a negative $36,543 in working capital with assets of $711 and liabilities of $37,254.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  The Company will be in need of additional funds to pay ongoing expenses.

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

Results of Operations

For the three months ended September 30, 2012, the Company had a net loss of $5,690 compared to a net loss for the three months ended September 30, 2011, of $34.  For the nine months ended September 30, 2012, the Company had a net loss of $24,139 compared to a net loss for the nine months ended September 30, 2011, of $6,120.  The Company had no revenue during the three or nine months ended September 30, 2012.  The Company does not anticipate any revenue until it locates a new business opportunity.  The change in operating loss was primarily due to the payment for the audit for the previous year.

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

N/A-Smaller Reporting Company

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

Mr. Eardley, the CEO and Principal Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  Based on this evaluation, the CEO and Principal Financial Officer, concluded that, as of September 30, 2012, the Company’s internal control over financial reporting was effective in achieving their control objectives.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company has not sold any restricted securities during the three months ended September 30, 2012.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2012, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

Pacific Ventures Group, Inc.

(formerly known as American Eagle Group, Inc.)

(Registrant)

Dated: November 15, 2012

By: /s/Kip Eardley

        Kip Eardley

        CEO, Principal Financial Officer

15