Form 10-K
period 2012-12-31
Pacific Ventures Group, Inc.
filed 2013-04-02
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2012

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:   000-54584

Pacific Ventures Group, Inc.

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

Yes [  ]

No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes [  ]

No [X]

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

Yes [X]

No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer   ☐

Accelerated filer

☐

Non-accelerated filer      ☐ (Do not check if a smaller

Smaller reporting company       ☒

        reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]

No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The bid on June 30, 2012, was $0.015 giving the shares held by non-affiliates a market value of $1,859.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 19, 2013, the Registrant had 184,031 shares of common stock issued and outstanding.

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

The Company is not actively engaged in conducting any business.  Rather, the Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Therefore, the Company does not presently intend to invest in real estate or real estate securities, nor have we formulated any investment policies regarding investments in real estate, real estate mortgages, or securities of or interests in persons engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the “Pink Sheets”, under the symbol “PACV.”  The Company's Common Stock is traded sporadically with no significant volume.  The Company’s common stock has had only very limited activity.

Quarter Ended

High Bid

Low Bid

December 2012

$1.25

$0.50

September 2012

$0.0355

$0.013

June 2012

$0.025

$0.015

March 2012

$0.025

$0.015

December 2011

$0.025

$0.015

September 2011

$0.025

$0.011

June 2011

$0.025

$0.015

March 2011

$0.06

$0.04

December 2010

$0.06

$0.05

September 2010

$0.06

$0.04

June 2010

$0.07

$0.05

March 2010

$0.02

$0.008

The Company’s Common Stock has very limited volume so the prices reflected above may not be indicative of actual prices if volume were to increase.  At March 19, 2013, the bid and asked price for the Company's Common Stock was $0.30 and $0.55.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.  At March 19, 2013, the Company had approximately 230 stockholders of record.  As of March 19, 2013, the Company had 184,031 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

During the last three years, Pacific Ventures has not sold shares of its common stock or preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

The Company had no revenues in 2012 or 2011.  We had a net loss of $32,008 for the year ended December 31, 2012.  At December 31, 2012, we had cash and cash equivalents of $383 and a working capital of $(44,412).

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Revenues	$ -	$ -
General and Administrative Expenses	31,480	9,324
Net Loss	(32,008)	(9,379)
Basic Income (Loss) per Share	(.17)	(.05)
Weighted Average Number of Shares Outstanding	184,031	184,031
BALANCE SHEET DATA:
	December 31, 2012	December 31, 2011
Total Current Assets	$ 383	$ 51
Total Assets	383	51
Total Current Liabilities	44,795	12,455
Working Capital	(44,412)	(12,404)
Stockholders’ Equity (Deficit)	(44,412)	(12,404)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation.

The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  The Company’s management does not expect to remain involved as management of any acquired business.

As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation.  Mr. Eardley intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when the manager may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture.  This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its officers and directors.  While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  In certain circumstances, the Company may agree to pay a finder’s fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist.  The Company is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s management, none of whom is a professional analyst and none of whom have significant general business experience.  Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact matter in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management.  Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization.  The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company’s restricted securities.  Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.  A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity.  Any such reorganization could result in loss of control of a majority of the shares. The Company’s present director may be required to resign in connection with a reorganization.

The Company may choose to enter into a venture involving the acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market of its securities.  Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering.  (Such consequences might include expense, time delays or loss of voting control.)  In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company’s affairs may be transferred to others.

As part of their investigation of acquisition possibilities, Mr. Eardley may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company’s limited resources and management’s limited expertise.  Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

In all likelihood, the Company’s management will be inexperienced in the areas in which potential businesses will be investigated and in which the Company may make an acquisition or investment.  Thus, it may become necessary for the Company to retain consultants or outside professional firms to assist management in evaluating potential investments.  The Company can give no assurance that it will be able to find suitable consultants or managers.  The Company has no policy regarding the use of consultants, however, if management, in its discretion, determines that it is in the best interests of the Company, management may seek consultants to review potential merger or acquisition candidates. There are currently no contracts or agreements between any consultant and any companies that are searching for “shell” companies with which to merge.

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable.  It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable.  The Company’s officers and directors are entitled to reimbursement for all expenses incurred in their investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like the Company, without assets or many liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of “going public”. However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, the Company had $383 in cash and $44,795 liabilities.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through loans to the Company.

For the twelve months ended December 31, 2012, the Company had $31,480 in operating expenses related to maintaining its corporate status and paying accounting and legal fees.  Management anticipates continuing expenses related to investigating business opportunities and legal and accounting costs.  For the year ended December 31, 2012, the Company had a net loss of $32,008 compared to a loss of $9,379 for the year ended December 31, 2011.  We would anticipate losses to be in line with 2012 numbers in the future until a business opportunity is identified.

Since the Company ceased operations, it has not generated significant revenue, and it is unlikely that any revenue will be generated until the Company locates a business opportunity with which to acquire or merge.  Management of the Company will be investigating various business opportunities.  These efforts may cost the Company not only out of pocket expenses for its management but also expenses associated with legal and accounting costs.  There can be no guarantee that the Company will receive any benefits from the efforts of management to locate business opportunities.

Management does not anticipate employing any employees in the future until a merger or acquisition can be accomplished.  Management will continue to rely on outside consultants to assist in its corporate filing requirements.

RESULTS OF OPERATIONS

The Company has not had any revenue since ceasing operations.  The Company continues to suffer a small loss related to maintaining its corporate status and reporting obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENATRY DATA

The financial statements of the Company are set forth immediately following the signature page to this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our President and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are designed  to achieve their objectives and were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

The evaluation was performed under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our management, including our principal executive and financial officers, concluded that the design and operation of these disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of an outside CPA (not the company's auditor), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Name

Age

Positions

Kip Eardley

53

Director, President and Principal Accounting Officer

Mr. Eardley, age 53, is the president and sole shareholder of Capital Builders, Inc. which he formed in 1998.  Since the formation of Capital Builders in 1998, Mr. Eardley has worked for Capital Builders which serves as the corporate entity for Mr. Eardley’s business activities.  In addition to his activities in Capital Builders, Mr. Eardley has managed several public and private companies over his career which were primarily related to finance and real estate.  The activities of Capital Builders have largely focused on aiding corporations in corporate restructuring, debt resolution, assisting with audits and other business planning activities.  Through Capital Builders, Mr. Eardley has also bought and sold residential and commercial property.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table identifies each person who, at any time during the fiscal year ended December 31, 2012, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
M. Philip Guthrie	1	1	0
Capital Builders, Inc.	1	1	0

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2012, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Kip Eardley, President	2012	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--
	2010	--	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2012, 2011, and 2010.  There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company’s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term “new management” is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company’s decision to participate in one or more business opportunities.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 19, 2013, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 19, 2013, there were 184,0318 shares of common stock outstanding.

For purposes of this table, information as to the beneficial ownership of shares of common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes general voting power and/or investment power with respect to securities. Except as otherwise indicated, all shares of our common stock are beneficially owned, and sole investment and voting power is held, by the person named.  For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock, which such person has the right to acquire within 60 days after the date hereof.  The inclusion herein of such shares listed beneficially owned does not constitute an admission of beneficial ownership.

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	M. Philip Guthrie 5430 LBJ Freeway Suite 480 Dallas, TX 75240	60,115	32.67%
Preferred	Capital Builders, Inc. P.O. Box 901658 Sandy, Utah 84090	1,000,000	100%
	Director(s)
Preferred	Kip Eardley (1)	1,000,000	100%
Preferred	All Officers and Director as a Group (one person)	1,000,000	100%

_________________

(1)

Kip Eardley is the sole shareholder, officer and director of Capital Builders, Inc. which owns 1,000,000 shares of preferred stock with such shares having a 10-to-1 voting preference where every one share of Preferred Stock is equivalent in votes to ten shares of common stock.  As such, Capital Builders would have over 50% of the voting control of the issued and outstanding stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others.

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

For 2012 and 2011, the sole officer and director of the Company has provided office space at no cost to the Company.

From September 30, 2011, to December 31, 2012, loans from Capital Builders converted into promissory notes have totaled $39,235.  All of the money was used to pay operating expenses.  All of the notes accrue interest at 2% annually until repaid.  Accrued interest on these notes at December 31, 2012, was $583.

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

Independence of Management

Except as set forth above, there were no material transactions, or series of similar transactions, during our Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

We do not consider our director to be independent given Mr. Eardley’s role as an officer of the Company and shareholder.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $14,000 and $6,626 during each of the years ending December 31, 2012 and 2011.

2) Audit-Related Fees. $0 and $0.

3) Tax Fees. $0 and $0.

4) All Other Fees. $0.

5) Not applicable.

6) Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Stockholders’ Equity (Deficit)

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6

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

31.01

31

CEO certification

This Filing

31.02

31

CFO certification

This Filing

32.01

32

CEO certification

This Filing

32.02

32

CFO certification

This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 000-54584.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Pacific Ventures Group, Inc.

Date:

March 28, 2013

By:  /s/Kip Eardley

Kip Eardley, President, Director, (Principal Executive Officer)

By:  /s/Kip Eardley

Kip Eardley, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/Kip Eardley

Kip Eardley

Director

March 28, 2013

Pacific Ventures Group, Inc.
(A Development Stage Company )
Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2012 and 2011	F-2

Statements of Operations for the years ended December 31, 2012 and 2011, and for the period from Reactivation on September 19, 2005 through December 31, 2012	F-3

Statements of Stockholders' Equity (Deficit) for the period from Reactivation on September 19, 2005 through December 31, 2012	F-4

Statements of Cash Flows for the years ended December 31, 2012 and 2011, and for the period from Reactivation on September 19, 2005 through December 31, 2012	F-5

Notes to Financial Statements	F-6

Anderson Bradshaw [logo]

Russell E. Anderson, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Russ Bradshaw, CPA

William R. Denney, CPA

Sandra Chen, CPA

To The Board of Directors and Stockholders of

Pacific Ventures Group, Inc.

We have audited the accompanying balance  sheets of Pacific Ventures Group, Inc., (the Company)

as   of   December   31,   2012   and   2011,   and   the   related   statements   of   operations,   changes   in

stockholders’  equity  (deficit),  and  cash  flows  for  each  of  the  years  ended  December  31,  2012  and

2011,  and  the  period  from September  19,  2005  (date  of reactivation)  to  December  31,  2012. These financial  statements  are  the  responsibility  of  the  Company's  management.  Our  responsibility  is  to express an opinion on these financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  the  standards  of  the  Public  Company  Accounting

Oversight Board (United States of America). Those  standards require that  we plan and perform the audits  to  obtain  reasonable  assurance  about  whether  the  financial  statements  are  free  of  material misstatement.  The  Company  is  not  required  to  have,  nor  were  we  engaged  to  perform,  an  audit  of its  internal  control  over  financial  reporting.  Our  audits  included  consideration  of  internal  control over  financial  reporting  as  a  basis  for  designing  audit  procedures  that  are  appropriate  in  the circumstances,  but  not  for  the  purpose  of  expressing  an  opinion  on  the  effectiveness  of  the

Company's  internal  control  over  financial  reporting.  Accordingly,  we  express  no  such  opinion.  An audit  also  includes  examining,  on  a  test  basis,  evidence  supporting  the  amounts  and  disclosures  in the  financial  statements,  assessing  the  accounting  principles  used  and  significant  estimates  made by  management,  as  well  as evaluating  the  overall  financial  statement  presentation.  We  believe  that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present  fairly, in all  material respects, the financial  position  of  Pacific  Ventures  Group,  Inc.  as  of  December  31,  2012  and  December  31,

2011,  and  the  results  of  its  operations  and  its  cash  flows  for  the  years  ended  December  31,  2012 and  2011,  and  the  period  from September  19, 2005 (date of reactivation)  to  December  31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have  been  prepared  assuming  the  Company  will  continue

5296 S. Commerce Dr

as  a  going  concern.    As  discussed  in  Note  1  to  the  financial  statements,  the  Company  has  an

Suite 300

accumulated  deficit  and  has  suffered  recurring  losses  from  operations.    These  factors,  among

Salt Lake City, Utah

others,  raise   substantial  doubt  about  the  Company’s  ability  to  continue  as  a  going  concern.

84107

Management’s plans in regard to this matter are also described in Note 1.  The financial statements

                               USA                 do not include any adjustments that might result from the outcome of this uncertainty.

(T) 801.281.4700

(F) 801.281.4701

Suite A, 5/F

Max Share Center

/s/Anderson Bradshaw PLLC

373 Kings Road

North Point

Anderson Bradshaw PLLC

Hong Kong

(T) 852.21.555.333

Salt Lake City, Utah

(F) 852.21.165.222

March 28, 2013

abcpas.net

Pacific Ventures Group, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$383	$51
Total Current Assets	383	51
TOTAL ASSETS	$383	$51

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,977	$-
Related party notes payable	39,235	12,400
Related party interest payable	583	55
Total Current Liabilities	44,795	12,455

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized, $0.001 par value
Series E Preferred stock, 1,000,000 shares authorized, issued and outstanding	1,000	1,000

Common stock, $0.001 par value, 100,000,000 shares authorized and 184,031 and 184,031 shares issued and outstanding, respectively	184	184
Additional paid-in capital	47,019,816	47,019,816
Retained Earnings (Deficit) - prior to development stage	(46,974,719)	(46,974,719)
Accumulated Earnings (Deficit) - during development stage	(90,693)	(58,685)
Total Stockholder's Equity (Deficit)	(44,412)	(12,404)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$383	$51

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.

(A Development Stage Company)

Statements of Operations

	For the Years Ended		From the Reactivation on September 19, 2005 through
	December 31,		December 31,
	2012	2011	2012
REVENUES	$-	$-	$-
EXPENSES
General and Administrative	31,480	9,324	90,152
Total Expenses	31,480	9,324	90,152
(LOSS) FROM OPERATIONS	(31,480)	(9,324)	(90,152)
OTHER INCOME (EXPENSE)
Interest Income	-	-	42
Interest Expense	(528)	(55)	(583)
Total Other Income (Expense)	(528)	(55)	(541)
NET INCOME (LOSS)	$(32,008)	$(9,379)	$(90,693)

Basic Income (Loss) per Share	$(0.17)	$(0.05)
Basic Weighted Average Shares	184,031	184,031

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
	Series B Cumulative Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid in	Retained	Deficit Accumulated During the Development	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 19, 2005	142,857	$ 1,429	-	-	184,031	$ 184	$ 46,974,387	$ (46,974,719)	$ -	$ 1,281
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	(39,799)	(39,799)
Balance, December 31, 2005	142,857	1,429	-	-	184,031	184	46,974,387	(46,974,719)	(39,799)	(38,518)
Series E Preferred issued for debt settlement agreement	-	-	1,000,000	1,000	-	-	49,000	-	-	50,000
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(5,449)	(5,449)
Balance, December 31, 2006	142,857	1,429	1,000,000	1,000	184,031	184	47,023,387	(46,974,719)	(45,248)	6,033
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(448)	(448)
Balance, December 31, 2007	142,857	1,429	1,000,000	1,000	184,031	184	47,023,387	(46,974,719)	(45,696)	5,585
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(10)	(10)
Balance, December 31, 2008	142,857	1,429	1,000,000	1,000	184,031	184	47,023,387	(46,974,719)	(45,706)	5,575
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(2,200)	(2,200)
Balance, December 31, 2009	142,857	1,429	1,000,000	1,000	184,031	184	47,023,387	(46,974,719)	(47,906)	3,375
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	(1,400)	(1,400)
Balance, December 31, 2010	142,857	1,429	1,000,000	1,000	184,031	184	47,023,387	(46,974,719)	(49,306)	1,975
Repurchase of Series B Preferred Stock	(142,857)	(1,429)	-	-	-	-	(3,571)	-	-	(5,000)
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	(9,379)	(9,379)
Balance, December 31, 2011	-	-	1,000,000	1,000	184,031	184	47,019,816	(46,974,719)	(58,685)	(12,404)
Net loss for the year ended December 31, 2012									(32,008)	(32,008)
Balance, December 31, 2012	-	-	1,000,000	$ 1,000	184,031	$ 184	$ 47,019,816	$ (46,974,719)	$ (90,693)	$ (44,412)

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.

(A Development Stage Company)

Statements of Cash Flows

	For the Years Ended		From the Reactivation on September 19, 2005 through
	December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(32,008)	$(9,379)	$(90,693)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Increase (decrease) in accounts payable	4,977	-	4,977
Increase (decrease) in interest payable	528	55	583
Net Cash (Used by) Provided by Operating Activities	(26,503)	(9,324)	(85,133)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Series B Preferred Stock	-	(5,000)	(5,000)
Proceeds from related party payable	26,835	12,400	39,235
Proceeds from notes payable	-	-	50,000
Net Cash Provided by Financing Activities	26,835	7,400	84,235

NET INCREASE (DECREASE) IN CASH	332	(1,924)	(898)
CASH AT BEGINNING OF PERIOD	51	1,975	1,281
CASH AT END OF PERIOD	$383	$51	$383

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES:
Preferred stock issued for notes payable	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

Note 1:  Basis of Presentation and Summary of Significant Accounting Policies

Organization – Pacific Ventures Group, Inc. (the “Company” or “Pacific Ventures”) was incorporated under the laws of the State of Delaware on October 3, 1986, under the name AOA Corporation.  On November 12, 1991, the Company changed its name to American Eagle Group, Inc.  On October 22, 2012, the Company changed its name to Pacific Ventures Group, Inc.

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740-20, “Accounting for Income Taxes.”  Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

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

Fair Value

The carrying values of cash and cash equivalents, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2:  Income Taxes

Due to losses at December 31, 2012 and 2011, the Company had no income tax liability.  At December 31, 2012 and 2011, the Company had available unused operating loss carry forwards of approximately $90,693 and $58,685, respectively, which may be applied against future taxable income and which expire in various years through 2032.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $33,828 and $21,889 as of December 31, 2012 and 2011, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $11,939 during the year ended December 31, 2012.

Components of income tax are as follows:

Years Ended December 31
	2012	2011
Current	$-	$-
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31
	2012	2011
Income tax computed at
Federal statutory tax rate of 34%	$(10,883)	$(3,189)
State taxes (net of federal benefit)3.3% for 2012 and 2011	(1,056)	(308)
Deferred taxes and other	11,939	3,497
	$-	$-

The Company has no tax positions at December 31, 2012 and 2011, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2012 and 2011, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2012 and 2011.  Under the rules of the Internal Revenue Service, the Company's tax returns for the previous three years remain open for examination.

Note 3:  Capital Stock

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue, without stockholder action, the authorized shares of the Company’s preferred and common stock.  The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Preferred Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized Preferred Stock to 10,000,000 shares, par value $.001 per share.

The authorization to issue 162,857 shares of Series B Cumulative Preferred Stock was given on March 7, 1988, and 162,857 shares were issued June 21, 1990.  Under the rights, preferences and privileges of the Series B Preferred Stock, the shares are non-voting, non-convertible, accrue $.60 per share per year dividends as declared by the board of directors, $10.00 per share liquidation preference over common stock, and can be redeemed by the Company for $10.00 per share.  The Company never declared dividends for the shareholders of the Series B Cumulative Preferred shares.  The Company redeemed 20,000 shares in January 1997 and the remaining 142,857 shares were redeemed on April 20, 2011, for $5,000.  As of December 31, 2012 and 2011, there were zero Series B Cumulative Preferred shares outstanding.

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of December 31, 2012 and 2011, there were 1,000,000 Series E Preferred shares outstanding.

Common Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized common stock to 100,000,000 shares, par value $.001 per share.  Effective November 8, 2012, there was reverse split of the issued and outstanding common stock of the Company on a basis of fifty (50) to one (1).  All fractional shares were rounded up to the nearest whole share, with no shareholder falling below 100 shares.  There were 43,089 shares issued for rounding.  The effects of which have been included in these financial statements as if the split had occurred at the beginning of the first period presented.

As of December 31, 2012 and 2011, there were 184,031 and 184,031 shares, respectively, of common stock outstanding.

Note 4:  Related Party Transactions

Between August 2005 and September 2006, Capital Builders, Inc., a company owned and controlled by Kip Eardley, who was also an officer and director of the Company, advanced $50,000 to the Company.  Mr. Eardley resigned in September 2006.  On October 23, 2006, the Company entered into a Debt Settlement Agreement with Capital Builders whereby 100% of the debt was exchanged for 1,000,000 Series E Preferred Shares.  Each Series E Share has voting rights equal to 10 shares of common stock, are not convertible into any other class of stock of the Company and have no preference to dividends or liquidation rights.

Kip Eardley became the sole officer and director on December 31, 2008.  On September 30, 2011, loans from Capital Builders in the total amount of $10,900 were converted to a promissory note.  On December 30, 2011, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $1,500.  On March 31, 2012, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $16,335.  On June 30, 2012, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $500.  On July 23, 2012, funds were loaned by Capital Builders and converted to a promissory note in the amount of $6,000.  All of the money was used to pay operating expenses.  On November 6, 2012, funds were loaned by Capital Builders and converted to a promissory note in the amount of $4,000.  All of the money was used to pay operating expenses.  All of the notes accrue interest at 2% annually until repaid.  Accrued interest on these notes at December 31, 2012 and 2011, was $583 and $55, respectively.

For 2012 and 2011, the sole officer and director of the Company has provided office space at no cost to the Company.

Note 5:  Subsequent Events

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events.  ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the required disclosures for such events. We have evaluated all subsequent events through the date these financial statements were issued and no subsequent events occurred that required disclosure.