Form 10-Q
period 2013-03-31
Pacific Ventures Group, Inc.
filed 2013-05-15
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

184,031 shares of $0.001 par value common stock on May 7, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2013

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

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Balance Sheets

	March 31,	December, 31
	2013	2012
	(Unaudited)
Assets
Current Assets:

Cash	$1,347	$383

Total assets	$1,347	$383

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$5,813	$4,977
Related party notes payable	44,235	39,235
Related party interest payable	804	583

Total current liabilities	50,852	44,795

Stockholders’ equity (deficit):
Preferred Stock, 10,000,000 shares authorized, $0.001 par Value
Series E Preferred stock, 1,000,000 shares authorized,
issued and outstanding	1,000	1,000

Common stock, $0.001 par value; 100,000,000 shares
authorized; 184,031 shares issued and outstanding	184	184
Additional paid-in capital	47,019,816	47,019,816
Retained earnings (deficit) - prior to development stage	(46,974,719)	(46,974,719)
Deficit accumulated during development stage	(95,786)	(90,693)
Total stockholder’s equity (deficit)	(49,505)	(44,412)

Total liabilities and stockholders’ equity (deficit)	$1,347	$383

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		From the Reactivation on September 19, 2005 through March 31,
	2013	2012	2013
Revenue	$—	$—	$—

Operating expenses:
General and administrative	4,872	15,846	95,024

Total operating expenses	4,872	15,846	95,024

Loss from operations	(4,872)	(15,846)	(95,024)

Other Income (Expense)
Interest income	—	—	42
Interest expense	(221)	(144)	(804)

Total other income (expense)	(221)	(144)	(762)

Net income (loss)	$(5,093)	$(15,990)	$(95,786)

Net income (loss) per share of common stock	$(0.03)	$(0.09)

Weighted average number of common shares	184,031	184,031

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		From the Reactivation on September 19, 2005 through March 31,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$(5,093)	$(15,990)	$(95,786)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	836	-	5,813
Increase (decrease) in accrued interest	221	144	804

Net cash used in operating activities	(4,036)	(15,846)	(89,169)

Cash flows from financing activities:
Purchase of Series B Preferred Stock	—	—	(5,000)
Proceeds from related party payable	5,000	16,335	44,235
Proceeds from notes payable	—	—	50,000
Net cash provided by financing activities	5,000	16,335	89,235

Net change in cash	964	489	66

Cash, beginning of period	383	51	1,281

Cash, end of period	$1,347	$540	$1,347
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Issuance of preferred stock in payment of note payable	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

March 31, 2013

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

Pacific Ventures Group, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

March 31, 2013

(continued)

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities.  Accordingly, basic and dilutive loss per common share are the same.

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

Note 2:  Income Taxes

Due to losses at March 31, 2013 and 2012, the Company had no income tax liability.  At March 31, 2013 and 2012, the Company had available unused operating loss carry forwards of approximately $95,786 and $74,675, respectively, which may be applied against future taxable income and which expire in various years through 2033.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $35,728 and $27,854 as of March 31, 2013 and 2012, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,900 during the quarter ended March 31, 2013.

Components of income tax are as follows:

Quarter Ended March 31
	2013	2012
Current	$-	$-
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$-	$-

Pacific Ventures Group, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

March 31, 2013

(continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Quarter Ended March 31
	2013	2012
Income tax computed at
Federal statutory tax rate of 34%	$(1,732)	$(5,437)
State taxes (net of federal benefit) of 3.3%	(168)	(528)
Deferred taxes and other	1,900	5,965
	$-	$-

The Company has no tax positions at March 31, 2013 and 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended March 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2013 and 2012.  Under the rules of the Internal Revenue Service, the Company's tax returns for the previous three years remain open for examination.

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

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of March 31, 2013, and December 31, 2012, there were 1,000,000 Series E Preferred shares outstanding.

Common Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized common stock to 100,000,000 shares, par value $.001 per share.  Effective November 8, 2012, there was a reverse split of the issued and outstanding common stock of the Company on a basis of fifty (50) to one (1).  All fractional shares were rounded up to the nearest whole share, with no shareholder falling below 100 shares. There were 43,089 shares issued for rounding.  The effects of which have been included in these financial statements as if the split had occurred at the beginning of the first period presented.  As of March 31, 2013, and December 31, 2012, there were 184,031 shares of common stock outstanding.

Pacific Ventures Group, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

March 31, 2013

(continued)

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

Kip Eardley became the sole officer and director on December 31, 2008.  On September 30, 2011, loans from Capital Builders in the total amount of $10,900 were converted to a promissory note.  On December 30, 2011, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $1,500.  On March 31, 2012, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $16,335.  On June 30, 2012, funds loaned during the quarter from Capital Builders were converted to a promissory note in the amount of $500.  On July 23, 2012, funds were loaned by Capital Builders and converted to a promissory note in the amount of $6,000.  All of the money was used to pay operating expenses.  On November 6, 2012, funds were loaned by Capital Builders and converted to a promissory note in the amount of $4,000.  On February 26, 2013, funds were loaned by Capital Builders and converted to a promissory note in the amount of $5,000.  All of the money was used to pay operating expenses.  All of the notes accrue interest at 2% annually until repaid.  Accrued interest on these notes at March 31, 2013 and 2012, was $804 and $199, respectively.

For 2013 and 2012, the sole officer and director of the Company has provided office space at no cost to the Company.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2013, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity.  As of March 31, 2013, the Company has approximately $50,852 in debt, and may further obligate itself as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2013, the Company had a negative $49,505 in working capital with assets of $1,347 and liabilities of $50,852.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  The Company will be in need of additional funds to pay ongoing expenses.

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

Results of Operations

For the three months ended March 31, 2013, the Company had a net loss of $5,093 compared to a net loss for the three months ended March 31, 2012, of $15,990.  The Company had no revenue during the three months ended March 31, 2013.  The Company does not anticipate any revenue until it locates a new business opportunity.  The decrease in operating loss was primarily due to the payment for the registration statement in 2012.

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

Mr. Eardley, the CEO and Principal Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  Based on this evaluation, the CEO and Principal Financial Officer, concluded that, as of March 31, 2013, the Company’s internal control over financial reporting was effective in achieving their control objectives.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company has not sold any restricted securities during the three months ended March 31, 2013.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2013, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

Pacific Ventures Group, Inc.

(Registrant)

Dated: May 14, 2013

By:

        Kip Eardley

        CEO, Principal Financial Officer