Form 10-Q
period 2013-06-30
Pacific Ventures Group, Inc.
filed 2013-08-13
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(646) 807-9094

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

384,031 shares of $0.001 par value common stock on July 18, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2013

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

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Balance Sheets

	June 30,	December, 31
	2013	2012
	(Unaudited)
Assets
Current Assets:

Cash	$79	$383

Total assets	$79	$383

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$—	$4,977
Related party notes payable	—	39,235
Related party interest payable	—	583

Total current liabilities	—	44,795

Stockholders’ equity (deficit):
Preferred Stock, 10,000,000 shares authorized; $0.001 par
value Series E Preferred stock, 1,000,000 shares authorized,
issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares
authorized; 384,031 and 184,031 shares issued and outstanding, respectively	384	184
Additional paid-in capital	47,075,200	47,019,816
Retained earnings (deficit) - prior to development stage	(46,974,719)	(46,974,719)
Deficit accumulated during development stage	(101,786)	(90,693)
Total stockholder’s equity (deficit)	79	(44,412)

Total liabilities and stockholders’ equity (deficit)	$79	$383

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From the Reactivation on September 19, 2005 through June 30,
	2013	2012	2013	2012	2013
Revenue	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	5,758	898	10,629	16,744	100,782

Total operating expenses	5,758	898	10,629	16,744	100,782

Loss from operations	(5,758)	(898)	(10,629)	(16,744)	(100,782)

Other Income (Expense)
Interest income	—	—	—	—	42
Interest expense	(242)	(144)	(464)	(206)	(1,046)

Total other income (expense)	(242)	(144)	(464)	(206)	(1,004)

Net income (loss)	$(6,000)	$(1,042)	$(11,093)	$(16,950)	$(101,786)

Net income (loss) per share of common stock	$(0.03)	$(0.01)	$(0.06)	$(0.09)

Weighted average number of common shares	210,405	184,031	197,291	184,031

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,		From the Reactivation on September 19, 2005 through June 30,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$(11,093)	$(16,950)	$(101,786)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(4,977)	—	—
Increase (decrease) in accrued interest	(583)	206	—

Net cash used in operating activities	(16,653)	(16,744)	(101,786)

Cash flows from financing activities:
Purchase of Series B Preferred Stock	—	—	(5,000)
Proceeds from sale of Series E Preferred Stock	165,000	—	165,000
Purchase of Series E Preferred Stock	(109,416)	—	(109,416)
Payments – related party payable	(39,235)	—	—
Proceeds - related party payable	__	16,835	—
Proceeds from notes payable	—	—	50,000
Net cash provided by financing activities	16,349	16,835	100,584

Net change in cash	(304)	91	(1,202)

Cash, beginning of period	383	51	1,281

Cash, end of period	$79	$142	$79
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash investing and financing activities:
Issuance of preferred stock in payment of note payable	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

June 30, 2013

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

Reorganization, Development Stage Company – The Company is in the development stage since it is not currently conducting any business, nor has it conducted any business since new management was appointed in the reactivation on September 19, 2005.  Since that time, the Company has been investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit.  Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not generated any revenue for several years and the former officer and director of the Company has provided capital to pay prior and current obligations.  The Company requires additional capital to continue its limited operations.  Furthermore, the Company’s officer and director serves without compensation.  The Company assumes that these arrangements and the availability of future capital sources will continue into the future, but no assurance thereof can be given.  A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 30, 2013

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

Note 2:  Income Taxes

Due to losses at June 30, 2013 and 2012, the Company had no income tax liability.  At June 30, 2013 and 2012, the Company had available unused operating loss carry forwards of approximately $101,786 and $77,135, respectively, which may be applied against future taxable income and which expire in various years through 2033.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $37,966 and $28,771 as of June 30, 2013 and 2012, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,138 during the six months ended June 30, 2013.

Components of income tax are as follows:

Six Months Ended June 30
	2013	2012
Current	$-	$-
Federal	-	-
State	-	-
	$-	$-
Deferred	-	-
	$-	$-

Pacific Ventures Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

June 30, 2013

(Continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Six Months Ended June 30
	2013	2012
Income tax computed at
Federal statutory tax rate of 34%	$(3,772)	$(6,273)
State taxes (net of federal benefit) of 3.3% for 2013 and 2012	(366)	(609)
Deferred taxes and other	4,138	6,882
	$-	$-

The Company has no tax positions at June 30, 2013 and 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended June 30, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at June 30, 2013 and 2012.  Under the rules of the Internal Revenue Service, the Company's tax returns for the previous three years remain open for examination.

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

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of June 30, 2013, and December 31, 2012, there were 1,000,000 Series E Preferred shares outstanding.

In June 2013, the Company purchased 1,000,000 shares of Series E Preferred Stock from a shareholder for $109,416 and 200,000 shares of common stock of the Company.  Also in June, the Company issued 1,000,000 shares of Series E Preferred Stock for $165,000.

Common Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized common stock to 100,000,000 shares, par value $.001 per share.  Effective November 8, 2012, there was a reverse split of the issued and outstanding common stock of the Company on a basis of fifty (50) to one (1).  All fractional shares were rounded up to the nearest whole share, with no shareholder falling below 100 shares. There were 43,089 shares issued for rounding.  The effects of which have been included in these financial statements as if the split had occurred at the beginning of the first period presented.  As of June 30, 2013, and December 31, 2012, there were 384,031 and 184,031 shares of common stock outstanding, respectively.

Pacific Ventures Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

June 30, 2013

(Continued)

Note 4:  Related Party Transactions

Between August 2005 and September 2006, Capital Builders, Inc., a company owned and controlled by Kip Eardley, who was also an officer and director of the Company, advanced $50,000 to the Company.  Mr. Eardley resigned in September 2006.  On October 23, 2006, the Company entered into a Debt Settlement Agreement with Capital Builders whereby 100% of the debt was exchanged for 1,000,000 Series E Preferred Shares.  In June 2013, the Company repurchased these shares for $109,416 and 200,000 shares of common stock.

Kip Eardley became the sole officer and director again on December 31, 2008.  From that time until June 18, 2013, Mr. Eardley advanced money to the company and the amounts were converted into the following promissory notes:

Date	Amount	Date	Amount
September 30, 2011	$10,900	November 6, 2012	$4,000
December 30, 2011	$1,500	February 26, 2013	$5,000
March 31, 2012	$16,335	April 2, 2013	$100
June 30, 2012	$500	May 20, 2013	$1,300
July 23, 2012	$6,000	June 18, 2013	$8,903

All of the money was used to pay operating expenses.  All of the notes accrued interest at 2% annually until repaid.  Accrued interest on these notes at the time of payoff was $1,046.  The notes were paid in full on June 19, 2013.  Mr. Eardley resigned as an officer and director of the Company on June 18, 2013.

On June 18, 2013, the board of directors approved the issuance of 1,000,000 Series E Preferred Stock to Brett Bertolami for $165,000.  Mr. Bertolami is now the sole officer and director of the Company.

For 2013 and 2012, the former sole officer and director of the Company has provided office space at no cost to the Company.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the six month period ended June 30, 2013, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years and is considered a development stage enterprise.  The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity.  The former officer and director of the Company has financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity.  As of June 30, 2013, the Company has no debt, but may have to obligate itself as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2013, the Company had $79 in working capital with assets of $79 and liabilities of $0.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others.  During the quarter ended June 30, 2013, the Company issued 1,000,000 shares of Series E Preferred Stock for $165,000, with which it paid off all outstanding debt and repurchased 1,000,000 shares of Series E Preferred Stock.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  The Company will be in need of additional funds to pay ongoing expenses.

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

Results of Operations

For the three months ended June 30, 2013, the Company had a net loss of $6,000 compared to a net loss for the three months ended June 30, 2012, of $1,042.  For the six months ended June 30, 2013, the Company had a net loss of $11,093 compared to a net loss for the six months ended June 30, 2012, of $16,950.  The Company had no revenue during the three or six months ended June 30, 2013.  The Company does not anticipate any revenue until it locates a new business opportunity.  The decrease in operating loss was primarily due to not having the expenses associated with filing the Form 10.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

NA-Smaller Reporting Company

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Mr. Bertolami, the CEO and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, he concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On June 18, 2013, the board of directors approved a Securities Purchase Agreement with Brett Bertolami, whereby Mr. Bertolami agreed to purchase 1,000,000 shares of Series E Preferred Stock for an aggregate purchase price of $165,000.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  The certificate evidencing the above mentioned shares contain a legend stating that the shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares under the Act.  No commissions were paid in connection with the transaction.

On June 18, 2013, the board of directors approved a Repurchase Agreement with Capital Builders, Inc., the sole preferred stockholder at the time, to buy back 1,000,000 shares of Series E Preferred Stock for $109,416 and 200,000 shares of common stock.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  The certificate evidencing the above mentioned shares contain a legend stating that the shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the shares under the Act.  No commissions were paid in connection with the transaction.

Use of Proceeds of Registered Securities

Of the funds received from selling the Series E Preferred Stock, the Company paid all of its outstanding debt totaling $55,584, and the remaining $109,416 represented partial payment for 1,000,000 shares of Series E Preferred Stock repurchased.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2013, the Company has not purchased any equity securities nor have any officers or directors of the Company, other than as discussed above.

ITEM 3.  Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

None; not applicable.

ITEM 5.  Other Information.

On June 18, 2013, the Company completed the repurchase of the Series E preferred shares and sale of 1,000,000 Series E preferred shares.  On the same date, Mr. Eardley resigned as the sole officer and director upon appointing Mr. Bertolami as director, President, CEO and Secretary.  As a result of these transactions, control of the Company has changed from Mr. Eardley to Mr. Bertolami by virtue of his stock ownership and appointment to the Board.  There are no scheduled transactions that would change control of the Company from Mr. Bertolami.

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

Pacific Ventures Group, Inc.

(Registrant)

Dated: August 13, 2013

By:  /s/Brett Joseph Bertolami

        Brett Joseph Bertolami

        CEO, Principal Financial Officer

15