Form 10-Q
period 2013-09-30
Pacific Ventures Group, Inc.
filed 2013-11-14
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

384,031 shares of $0.001 par value common stock on October 28, 2013

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2013

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

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Balance Sheets

	September 30,	December, 31
	2013	2012
	(Unaudited)
Assets
Current Assets:

Cash	$43	$383

Total assets	$43	$383

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$3,394	$4,977
Related party notes payable	—	39,235
Related party interest payable	—	583

Total current liabilities	3,394	44,795

Stockholders’ equity (deficit):
Preferred Stock, 10,000,000 shares authorized; $0.001 par value
Series E Preferred stock, 1,000,000 shares authorized,
issued and outstanding	1,000	1,000

Common stock, $0.001 par value; 100,000,000 shares
authorized; 384,031 and 184,031 shares issued and outstanding, respectively	384	184
Additional paid-in capital	47,075,200	47,019,816
Retained earnings (deficit) - prior to development stage	(46,974,719)	(46,974,719)
Deficit accumulated during development stage	(105,216)	(90,693)
Total stockholder’s equity (deficit)	(3,351)	(44,412)

Total liabilities and stockholders’ equity (deficit)	$43	$383

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Reactivation on September 19, 2005 through September 30,
	2013	2012	2013	2012	2013
Revenue	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	3,430	5,544	14,059	23,788	104,212

Total operating expenses	3,430	5,544	14,059	23,788	104,212

Loss from operations	(3,430)	(5,544)	(14,059)	(23,788)	(104,212)

Other Income (Expense)
Interest income	—	—	—	—	42
Interest expense	—	(146)	(464)	(351)	(1,046)

Total other income (expense)	—	(146)	(464)	(351)	(1,004)

Net income (loss)	$(3,430)	$(5,690)	$(14,523)	$(24,139)	$(105,216)

Net income (loss) per share of common stock	$(0.01)	$(0.0 3 )	$(0.0 6 )	$(0.13)

Weighted average number of common shares	384,031	184,031	260,221	184,031

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From the Reactivation on September 19, 2005 through September 30,
	2013	2012	2013
Cash flows from operating activities:
Net income (loss)	$(14,523)	$(24,139)	$(105,216)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,583)	1,613	3,394
Increase (decrease) in accrued interest	(583)	351	—

Net cash used in operating activities	(16,689)	(22,175)	(101,822)

Cash flows from financing activities:
Purchase of Series B Preferred Stock	—	—	(5,000)
Proceeds from sale of Series E Preferred Stock	165,000	—	165,000
Purchase of Series E Preferred Stock	(109,416)	—	(109,416)
Payments - related party payable	(39,235)	—	—
Proceeds - related party payable	—	22,835	—
Proceeds from notes payable	—	—	50,000
Net cash provided by financing activities	16,349	22,835	100,584

Net change in cash	(340)	660	(1,238)

Cash, beginning of period	383	51	1,281

Cash, end of period	$43	$711	$43
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$1,046	$—	$—
Non-cash investing and financing activities:
Issuance of preferred stock in payment of note payable	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

September 30, 2013

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

Going Concern – The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not generated any revenue for several years and the sole officer and director of the Company has provided capital to pay prior and current obligations.  The Company requires additional capital to continue its limited operations.  Furthermore, the Company’s sole officer and director serves without compensation.  The Company assumes that these arrangements and the availability of future capital sources will continue into the future, but no assurance thereof can be given.  A change in these circumstances would have a material adverse effect on the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2013

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

Note 2:  Income Taxes

Due to losses at September 30, 2013 and 2012, the Company had no income tax liability.  At September 30, 2013 and 2012, the Company had available unused operating loss carry forwards of approximately $105,216 and $82,824, respectively, which may be applied against future taxable income and which expire in various years through 2033.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $39,246 and $30,893 as of September 30, 2013 and 2012, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,417 during the nine months ended September 30, 2013.

Components of income tax are as follows:

Nine Months Ended September 30
		2013		2012
Current	$		$
Federal	$		$
State	$		$
	$		$
Deferred	$		$
	$		$

Pacific Ventures Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

September 30, 2013

(Continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Nine Months Ended September 30
	2013	2012
Income tax computed at
Federal statutory tax rate of 34%	$(4,938)	$(8,208)
State taxes (net of federal benefit) of 3.3% for 2013 and 2012	(479)	(797)
Deferred taxes and other	5,417	9,005
	$-	$-

The Company has no tax positions at September 30, 2013 and 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended September 30, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2013 and 2012.

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

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of September 30, 2013, and December 31, 2012, there were 1,000,000 Series E Preferred shares outstanding.

In June 2013, the Company purchased 1,000,000 shares of Series E Preferred Stock from a shareholder for $109,416 and 200,000 shares of common stock of the Company.  Also in June, the Company issued 1,000,000 shares of Series E Preferred Stock for $165,000.

Common Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized common stock to 100,000,000 shares, par value $.001 per share.  Effective November 8, 2012, there was a reverse split of the issued and outstanding common stock of the Company on a basis of fifty (50) to one (1).  All fractional shares were rounded up to the nearest whole share, with no shareholder falling below 100 shares. There were 43,089 shares issued for rounding.  The effects of which have been included in these financial statements as if the split had occurred at the beginning of the first period presented.  As of September 30, 2013, and December 31, 2012, there were 384,031 and 184,031 shares of common stock outstanding, respectively.

Pacific Ventures Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

September 30, 2013

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

Kip Eardley became the sole officer and director again on December 31, 2008.  From that time until June 18, 2013, Mr. Eardley advanced money to the company and the amounts were converted into the following promissory notes:

Date	Amount
September 30, 2011	$10.900
December 30, 2011	$1,500
March 31,2012	$16,335
June 30,2012	$500
July 23,2012	$6,000
November 6, 2012	$4.000
February 26, 2013	$5,000
April 2, 2013	$100
May 20, 2013	$1,300
June 18, 2013	$8,903

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2013, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity.  As of September 30, 2013, the Company has $3,394 in debt, but will have to obligate itself further as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2013, the Company had $(3,351) in working capital with assets of $43 and liabilities of $3,394.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others.  During the nine months ended September 30, 2013, the Company issued 1,000,000 Series E Preferred Stock for $165,000, with which it paid off debt and repurchased 1,000,000 shares of Series E Preferred Stock.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  The Company will be in need of additional funds to pay ongoing expenses.

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

Results of Operations

For the three months ended September 30, 2013, the Company had a net loss of $3,430 compared to a net loss for the three months ended September 30, 2012, of $5,690.  For the nine months ended September 30, 2013, the Company had a net loss of $14,523 compared to a net loss for the nine months ended September 30, 2012, of $24,139.  The Company had no revenue during the three or nine months ended September 30, 2013.  The Company does not anticipate any revenue until it locates a new business opportunity.  The decrease in operating loss was primarily due to not having the expenses associated with filing the Form 10 in 2013.

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

Mr. Bertolami, the CEO and Principal Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  Based on this evaluation, the CEO and Principal Financial Officer, concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was effective in achieving their control objectives.

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company has not sold any restricted securities during the three months ended September 30, 2013.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2013, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3.  Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4.  Mine Safety Disclosures

None; not applicable.

ITEM 5.  Other Information.

None.

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

Pacific Ventures Group, Inc.

(Registrant)

Dated: November 14, 2013

By:  /s/ Brett Joseph Bertolami

        Brett Joseph Bertolami

        CEO, Principal Financial Officer

15