Form 10-K
period 2013-12-31
Pacific Ventures Group, Inc.
filed 2014-03-31
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2013

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

Yes [X]

No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  The last sale on June 30, 2013, at $0.75 giving the shares held by non-affiliates a market value of $76,477.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of March 19, 2014, the Registrant had 384,031 shares of common stock issued and outstanding.

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

ITEM 2. PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis from Brett Bertolami, the Company’s officer and director.  This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of the office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is quoted on the OTCQB, under the symbol “PACV.”  The Company's Common Stock is traded sporadically with no significant volume.  The Company’s common stock has had only very limited activity.

Quarter Ended

High Bid

Low Bid

December 2013

$0.30

$0.30

September 2013

$0.75

$0.30

June 2013

$0.75

$0.30

March 2013

$0.50

$0.30

December 2012

$1.25

$0.50

September 2012

$1.77

$0.65

June 2012

$1.25

$0.75

March 2012

$1.25

$0.75

December 2011

$1.25

$0.75

September 2011

$1.25

$0.55

June 2011

$1.25

$0.75

March 2011

$3.00

$2.00

The Company’s Common Stock has very limited volume so the prices reflected above may not be indicative of actual prices if volume were to increase.  At March 18, 2014, the bid and asked price for the Company's Common Stock was $0.56 and $0.85.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.  Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.  At March 18, 2014, the Company had approximately 230 stockholders of record.  As of March 18, 2014, the Company had 384,031 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

None

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

The Company had no revenues in 2013 or 2012.  We had a net loss of $17,501 for the year ended December 31, 2013.  At December 31, 2013, we had cash and cash equivalents of $7 and a working capital of $(6,329).

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
Revenues	$ -	$ -
General and Administrative Expenses	17,037	31,480
Net Loss	(17,501)	(32,008)
Basic Income (Loss) per Share	(.06)	(.17)
Weighted Average Number of Shares Outstanding	284,031	184,031
BALANCE SHEET DATA:
	December 31, 2013	December 31, 2012
Total Current Assets	$ 7	$ 383
Total Assets	7	383
Total Current Liabilities	6,336	44,795
Working Capital	(6,329)	(44,412)
Stockholders’ Equity (Deficit)	(6,329)	(44,412)

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

As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation.  Mr. Bertolami intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when the manager may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

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

As part of their investigation of acquisition possibilities, Mr. Bertolami may meet with executive officers of the business and its personnel; inspect its facilities; obtain independent analysis or verification of the information provided, and conduct other reasonable measures, to the extent permitted by the Company’s limited resources and management’s limited expertise.  Generally, the Company intends to analyze and make a determination based upon all available information without reliance upon any single factor as controlling.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, the Company had $7 in cash and $6,336 liabilities.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through loans to the Company.

For the twelve months ended December 31, 2013, the Company had $17,037 in operating expenses related to maintaining its corporate status and paying accounting and legal fees.  Management anticipates continuing expenses related to investigating business opportunities and legal and accounting costs.  For the year ended December 31, 2013, the Company had a net loss of $17,501 compared to a loss of $32,008 for the year ended December 31, 2012.  We would anticipate losses to be in line with 2013 numbers in the future until a business opportunity is identified.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework.  Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside

CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

There has been no change in internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Name

Age

Positions

Brett Bertolami

44

Chairman of the Board, Chief Executive Officer, Chief

Financial Officer, Principal Accounting Officer, President and Secretary

Mr. Bertolami has over 14 years' experience as a CEO and General Manager focusing in the areas of managing, planning, personnel management, advertising, sales, finance and accounting for Jolar Corporation, a corporation that he owned in the automotive industry.  Jolar Corporation sold Toyota, Ford and Lincoln products with over $35 million in revenues for fiscal 2011.  Mr. Bertolami holds a B.A. in Sociology from the University of North Carolina at Charlotte, and is a member of the National Automotive Dealers Association (“NADA”).  He has a degree in Automotive Management from NADA.

In early 2012, Mr. Bertolami sold Jolar Corporation to a third party in a private transaction.  Since the sale, he has engaged in business activities as a private investor, and expects to help the Company take advantage of business opportunities and maximize its growth potential.

Mr. Bertolami is not an officer or director of any other publicly quoted or traded corporation

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table identifies each person who, at any time during the fiscal year ended December 31, 2013, was a director, officer, or beneficial owner of more than 10% of our common stock that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Reports Not Filed
Capital Advisors, Inc.	1	1	0
Kent and Aleta Sumner	1	1	0

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company's last three completed fiscal years to the Company's or its principal subsidiaries' chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2013, the end of the Company's last completed fiscal year):

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Brett Bertolami, President	2013	--	--	--	--	--	--	--	--
Kip Eardley, President	2013	--	--	--	--	--	--	--	--
	2012	--	--	--	--	--	--	--	--
	2011	--	--	--	--	--	--	--	--

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2013, 2012, and 2011.  There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company’s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.  Use of the term “new management” is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company’s decision to participate in one or more business opportunities.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 18, 2014, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 18, 2014, there were 384,031 shares of common stock outstanding.

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

Title of Class	Name of Beneficial Owner	Number of Shares Owned	Percent of Class
	Principal Stockholders
Common	Kent and Aleta Sumner 1248 Bateman Ponds Way West Jordan, UT 84084	100,000	26.0%
Common	Capital Advisors, Inc. P.O. Box 901658 Sandy, Utah 84090	100,000(1)	26.0%
Common	M. Philip Guthrie 5430 LBJ Freeway, Suite 480 Dallas, TX 75240	60,115	15.67%
Common	KCG Americas LLC 545 Washington Blvd. Jersey City, NJ 07310	21,946(2)	5.7
Preferred	Brett Bertolami 9160 South 300 West, Suite 101 Sandy, UT 84070	1,000,000(3)	100%
Preferred	All Officers and Director as a Group (one person)	1,000,000	100%

_________________

(1)

Kip Eardley is the sole shareholder, officer and director of Capital Advisors, Inc.

(2) KCG Americas LLC is a broker dealer.  Matthew Levine signs as Director of Compliance on its 13G's.

(3)

Brett Bertolami owns 1,000,000 shares of preferred stock with such shares having a 10-to-1 voting preference where every one share of Preferred Stock is equivalent in votes to ten shares of common stock.  As such, Mr. Bertolami would have over 50% of the voting control of the issued and outstanding stock.

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

From September 30, 2011, to June 19, 2013, loans from the then-current officer and director converted into promissory notes totaled $54,538.  All of the money was used to pay operating expenses.  All of the notes accrued interest at 2% annually until repaid, and totaled $1,046 at June 19, 2013.  On June 19, 2013, all of the promissory notes were paid in full.

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

We do not consider our director to be independent given Mr. Bertolami’s role as an officer of the Company and shareholder.

Transactions with Promoters

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees - The aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements is approximately $9,000 and $14,000 during each of the years ending December 31, 2013 and 2012.

2) Audit-Related Fees. $0 and $0

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

CFO certification

This Filing

32.01

32

CEO certification

This Filing

32.02

CFO certification

This Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file no. 000-54584.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Pacific Ventures Group, Inc.

Date:

March 28, 2014

By: /s/ Brett Bertolami

Brett Bertolami, President, Director, (Principal Executive Officer)

By: /s/ Brett Bertolami

Brett Bertolami, Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Title

Date

/s/ Brett Bertolami

Brett Bertolami

Director

March 28, 2014

Pacific Ventures Group, Inc.
(A Development Stage Company )
Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2013 and 2012	F-2

Statements of Operations for the years ended December 31, 2013 and 2012, and for the period from Reactivation on September 19, 2005 through December 31, 2013	F-3

Statements of Stockholders' Equity (Deficit) for the period from Reactivation on September 19, 2005 through December 31, 2013	F-4

Statements of Cash Flows for the years ended December 31, 2013 and 2012, and for the period from Reactivation on September 19, 2005 through December 31, 2013	F-5

Notes to Financial Statements	F-6

[Anderson Bradshaw PLLC letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Pacific Ventures Group, Inc.

We have audited the accompanying balance sheets of Pacific Ventures Group, Inc., (the Company) as   of   December 31,   2013   and   2012,   and   the   related   statements   of   operations,   changes   in stockholders’  equity  (deficit),  and  cash  flows  for  each  of  the  years  ended  December  31,  2013  and 2012,  and  the period  from September  19, 2005 (date  of  reactivation)  to December  31,  2013.  These financial  statements  are  the  responsibility  of  the  Company's  management.  Our  responsibility  is  to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial  position  of  Pacific  Ventures  Group,  Inc.  as  of  December  31,  2013  and  December  31, 2012,  and  the  results  of  its  operations  and  its  cash  flows  for  the  years  ended  December  31,  2013 and 2012, and the period from September 19, 2005 (date of reactivation) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  financial  statements  have  been  prepared  assuming  the  Company  will  continue as  a  going  concern.    As  discussed  in  Note  1  to  the  financial  statements,  the  Company  has  an accumulated  deficit  and  has  suffered  recurring  losses  from  operations.    These  factors,  among others,  raise  substantial  doubt  about  the  Company’s  ability  to  continue  as  a  going  concern.  Management’s plans in regard to this matter are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson Breadshaw PLLC

Anderson Bradshaw PLLC

Salt Lake City, Utah

March 28, 2014

Pacific Ventures Group, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$7	$383
Total Current Assets	7	383
TOTAL ASSETS	$7	$383

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,262	$4,977
Notes Payable	2,074	-
Related party notes payable	-	39,235
Related party interest payable	-	583
Total Current Liabilities	6,336	44,795

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized, $0.001 par value
Series E Preferred stock, 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, $0.001 par value, 100,000,000 shares authorized and 384,031 and 184,031 shares issued and outstanding, respectively	384	184
Additional paid-in capital	47,075,200	47,019,816
Retained Earnings (Deficit) - prior to development stage	(46,974,719)	(46,974,719)
Accumulated Earnings (Deficit) - during development stage	(108,194)	(90,693)
Total Stockholder's Equity (Deficit)	(6,329)	(44,412)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7	$383

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		From the Reactivation on September 19, 2005 through
	December 31,		December 31,
	2013	2012	2013
REVENUES	$-	$-	$-
EXPENSES
General and Administrative	17,037	31,480	107,190
Total Expenses	17,037	31,480	107,190
(LOSS) FROM OPERATIONS	(17,037)	(31,480)	(107,190)
OTHER INCOME (EXPENSE)
Interest Income	-	-	42
Interest Expense	(464)	(528)	(1,046)
Total Other Income (Expense)	(464)	(528)	(1,004)
NET INCOME (LOSS)	$(17,501)	$(32,008)	$(108,194)

Basic Income (Loss) per Share	$(0.06)	$(0.17)
Basic Weighted Average Shares	284,031	184,031

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
	Series B Cumulative Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid in	Retained	Deficit Accumulated During the Development	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficit)
Balance, September 19, 2005	142,857	$ 1,429	-	$ -	184,031	$ 184	$ 46,974,387	$ (46,974,719)	$ -	$ 1,281
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	-	(39,799)	(39,799)
Balance, December 31, 2005	142,857	1,429	-	-	184,031	184	46,974,387	(46,974,719)	(39,799)	(38,518)
Series E Preferred issued for debt settlement agreement	-	-	1,000,000	1,000	-	-	49,000	-	-	50,000
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	-	(5,449)	(5,449)
Balance, December 31, 2006	142,857	1,429	1,000,000	1,000	184,031	184	47,023,387	(46,974,719)	(45,248)	6,033
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	-	-	(448)	(448)
Balance, December 31, 2007	142,857	1,429	1,000,000	1,000	184,031	184	47,023,387	(46,974,719)	(45,696)	5,585
Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(10)	(10)
Balance, December 31, 2008	142,857	1,429	1,000,000	1,000	184,031	184	47,023,387	(46,974,719)	(45,706)	5,575
Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(2,200)	(2,200)
Balance, December 31, 2009	142,857	1,429	1,000,000	1,000	184,031	184	47,023,387	(46,974,719)	(47,906)	3,375
Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	-	(1,400)	(1,400)
Balance, December 31, 2010	142,857	1,429	1,000,000	1,000	184,031	184	47,023,387	(46,974,719)	(49,306)	1,975
Repurchase of Series B Preferred Stock	(142,857)	(1,429)	-	-	-	-	(3,571)	-	-	(5,000)
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	(9,379)	(9,379)
Balance, December 31, 2011	-	-	1,000,000	1,000	184,031	184	47,019,816	(46,974,719)	(58,685)	(12,404)
Net loss for the year ended December 31, 2012									(32,008)	(32,008)
Balance, December 31, 2012	-	-	1,000,000	1,000	184,031	184	47,019,816	(46,974,719)	(90,693)	(44,412)
Repurchase of preferred shares			(1,000,000)	(1,000)	200,000	200	(108,616)			(109,416)
Sale of preferred shares			1,000,000	1,000			164,000			165,000
Net loss for the year ended December 31, 2013									(17,501)	(17,501)
Balance, December 31, 2013	-	-	1,000,000	$ 1,000	384,031	$ 384	$ 47,075,200	$ (46,974,719)	$ (108,194)	$ (6,329)

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Years Ended		From the Reactivation on September 19, 2005 through
	December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(17,501)	$(32,008)	$(108,194)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Increase (decrease) in accounts payable	(715)	4,977	4,262
Increase (decrease) in interest payable	(583)	528	-
Net Cash (Used by) Provided by Operating Activities	(18,799)	(26,503)	(103,932)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Series B Preferred Stock	-	-	(5,000)
Proceeds from sale of Series E Preferred Stock	165,000	-	165,000
Purchase of Series E Preferred Stock	(109,416)	-	(109,416)
Payments - related party payable	(39,235)	-	(54,538)
Proceeds - related party payable	-	26,835	104,538
Proceeds from notes payable	2,074	-	2,074
Net Cash Provided by Financing Activities	18,423	26,835	102,658

NET INCREASE (DECREASE) IN CASH	(376)	332	(1,274)
CASH AT BEGINNING OF PERIOD	383	51	1,281
CASH AT END OF PERIOD	$7	$383	$7

CASH PAID FOR:
Interest	$1,046	$-	$-
Income Taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH DISCLOSURES:
Preferred stock issued for notes payable	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

Pacific Ventures, Inc.

Notes to Consolidated Financial Statements

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

Pacific Ventures, Inc.

Notes to Consolidated Financial Statements

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

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities, in 2013 and 2012.  Accordingly, basic and dilutive loss per common share are the same.

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

Note 2:  Income Taxes

Due to losses at December 31, 2013 and 2012, the Company had no income tax liability.  At December 31, 2013 and 2012, the Company had available unused operating loss carry forwards of approximately $108,194 and $90,693, respectively, which may be applied against future taxable income and which expire in various years through 2033.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $40,356 and $33,828 as of December 31, 2013 and 2012,

Pacific Ventures, Inc.

Notes to Consolidated Financial Statements

respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $6,528 during the year ended December 31, 2013.

Components of income tax are as follows:

Years Ended December 31
	2013	2012
Current	$-	$-
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31
	2013	2012
Income tax computed at
Federal statutory tax rate of 34%	$(5,950)	$(10,883)
State taxes (net of federal benefit) 3.3% for 2013 and 2012	(578)	(1,056)
Deferred taxes and other	6,528	11,939
	$-	$-

The Company has no tax positions at December 31, 2013 and 2012, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2013 and 2012, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2013 and 2012.  Under the rules of the Internal Revenue Service, the Company's tax returns for the previous three years remain open for examination.

Note 3:  Capital Stock

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue, without stockholder action, the authorized shares of the Company’s preferred and common stock.  The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Pacific Ventures, Inc.

Notes to Consolidated Financial Statements

Preferred Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized Preferred Stock to 10,000,000 shares, par value $.001 per share.

As of December 31, 2013 and 2012, there were zero Series B Cumulative Preferred shares outstanding.

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of December 31, 2013 and 2012, there were 1,000,000 Series E Preferred shares outstanding.

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

As of December 31, 2013 and 2012, there were 384,031 and 184,031 shares, respectively, of common stock outstanding.

Note 4:  Related Party Transactions

Between August 2005 and September 2006, a company owned and controlled by an officer and director of the Company, advanced $50,000 to the Company.  The officer and director resigned in September 2006.  On October 23, 2006, the Company entered into a Debt Settlement Agreement whereby 100% of the $50,000 debt was exchanged for 1,000,000 Series E Preferred Shares.  In June 2013, the Company repurchased these shares for $109,416 and 200,000 shares of common stock.

From December 31, 2008 until June 19, 2013, a director of the Company advanced money to the company and the amounts were converted into the following promissory notes:

     Date

Amount

         Date

Amount

September 30, 2011

$10,900

   November 6, 2012

$4,000

December 30, 2011

$1,500

   February 26, 2013

$5,000

March 31, 2012

$16,335

   April 2, 2013

$100

June 30, 2012

$500

   May 20, 2013

$1,300

July 23, 2012

$6,000

   June 19, 2013

$8,903

Pacific Ventures, Inc.

Notes to Consolidated Financial Statements

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

For 2013 and 2012, the sole officer and director of the Company has provided office space at no cost to the Company

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