Form 10-Q
period 2014-09-30
Pacific Ventures Group, Inc.
filed 2014-11-13
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

384,031 shares of $0.001 par value common stock on November 3, 2014

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc.

FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2014

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

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Balance Sheets

	September 30,	December, 31
	2014	2013
	(Unaudited)
Assets
Current Assets:

Cash	$—	$7

Total assets	$—	$7

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts Payable	$4,715	$4,262
Notes Payable	14,576	2,074
Notes Payable due to officer	400	—
Interest payable	100	—
Interest Payable due to officer	4	—

Total current liabilities	19,795	6,336

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Preferred Stock, 10,000,000 shares authorized; $0.001 par Value
Series E Preferred stock, 1,000,000 shares authorized,
issued and outstanding	1,000	1,000

Common stock, $0.001 par value; 100,000,000 shares
authorized; 384,031 shares issued and outstanding	384	384
Additional paid-in capital	47,075,200	47,075,200
Retained earnings (deficit) - prior to development stage	(46,974,719)	(46,974,719)
Deficit accumulated during development stage	(121,660)	(108,194)
Total stockholder’s equity (deficit)	(19,795)	(6,329)

Total liabilities and stockholders’ equity (deficit)	$—	$7

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From the Reactivation on September 19, 2005 through Sept. 30,
	2014	2013	2014	2013	2014
Revenue	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	3,335	3,430	13,362	14,059	120,552

Total operating expenses	3,335	3,430	13,362	14,059	120,552

Loss from operations	(3,335)	(3,430)	(13,362)	(14,059)	(120,552)

Other Income (Expense)
Interest income	—	—	—	—	42
Interest expense	(47)	—	(104)	(464)	(1,150)

Total other income (expense)	(47)	—	(104)	(464)	(1,108)

Net income (loss)	$(3,382)	$(3,430)	$(13,466)	$(14,523)	$(121,660)

Net income (loss) per share of common stock	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average number of common shares	384,031	384,031	384,031	384,031

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From the Reactivation on September 19, 2005 through September 30,
	2014	2013	2014
Cash flows from operating activities:
Net income (loss)	$(13,466)	$(14,523)	$(121,660)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	453	(1,583)	4,715
Increase (decrease) in accrued interest	104	(583)	104

Net cash used in operating activities	(12,909)	(16,689)	(116,841)

Cash flows from financing activities:
Purchase of Series B Preferred Stock	—	—	(5,000)
Proceeds from sale of Series E Preferred Stock	—	165,000	165,000
Purchase of Series E Preferred Stock	—	(109,416)	(109,416)
Payments - related party payable	—	(39,235)	(54,538)
Proceeds - related party payable	400	—	104,938
Proceeds from notes payable	12,502	—	14,576
Net cash provided by financing activities	12,902	16,349	115,560

Net change in cash	(7)	(340)	(1,281)

Cash, beginning of period	7	383	1,281

Cash, end of period	$—	$43	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—	$—
Interest	$—	$1,046	$1,046
Non-cash investing and financing activities:
Issuance of preferred stock in payment of note payable	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.

 (a development stage company)

Notes to Unaudited Financial Statements

September 30, 2014

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

September 30, 2014

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

Note 2:  Income Taxes

Due to losses at September 30, 2014 and 2013, the Company had no income tax liability.  At September 30, 2014 and 2013, the Company had available unused operating loss carry forwards of approximately $121,660 and $105,216, respectively, which may be applied against future taxable income and which expire in various years through 2034.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $45,379 and $39,246 as of September 30, 2014 and 2013, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,022 during the nine months ended September 30, 2014.

Components of income tax are as follows:

Nine Months Ended Sept. 30
		2014		2013
Current		$—		$—
Federal		$—		$—
State		$—		$—
	$		$
Deferred		$—		$—
	$		$

Pacific Ventures Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

September 30, 2014

(Continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Nine Months Ended September 30
	2014	2013
Income tax computed at
Federal statutory tax rate of 34%	$(4,578)	$(4,938)
State taxes (net of federal benefit) of 3.3% for 2014 and 2013	(444)	(479)
Deferred taxes and other	5,022	5,417
	$-	$-

The Company has no tax positions at September 30, 2014 and 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended September 30, 2014 and 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at September 30, 2014 and 2013.

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

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a

10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of September 30, 2014, and December 31, 2013, there were 1,000,000 Series E Preferred shares outstanding.

In June 2013, the Company purchased 1,000,000 shares of Series E Preferred Stock from a shareholder for $109,416 and 200,000 shares of common stock of the Company.  Also in June, the Company issued 1,000,000 shares of Series E Preferred Stock for $165,000.

Common Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized common stock to 100,000,000 shares, par value $.001 per share.  Effective November 8, 2012, there was a reverse split of the issued and outstanding common stock of the Company on a basis of fifty (50) to one (1).  All fractional shares were rounded up to the nearest whole share, with no shareholder falling below 100 shares. There were 43,089 shares issued for rounding and are accounted for as if the split had occurred at the beginning of the first period presented.  As of September 30, 2014, and December 31, 2013, there were 384,031 shares of common stock outstanding.

Pacific Ventures Group, Inc.

(a development stage company)

Notes to Unaudited Financial Statements

September 30, 2014

(Continued)

Note 4:  Related Party Transactions

On March 31, 2014, Brett Bertolami, the sole officer and director of the Company converted advanced money to the company into a promissory note for $400.  The money was used to pay operating expenses.  The note will accrue interest at 2% annually until repaid.  As of September 30, 2014, interest payable is $4.

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

Kip Eardley became the sole officer and director again on December 31, 2008.  From that time until June 18, 2013, Mr. Eardley advanced money to the company and the amounts were converted into the following promissory notes:

Date	Amount	Date	Amount
September 30, 2011	$10,900	November 6, 2012	$4,000
December 30, 2011	$ 1,500	February 26, 2013	$5,000
March 31, 2012	$16,333	April 2, 2013	$ 100
June 30, 2012	$ 500	May 20, 2013	$1,300
July 23, 2012	$ 6,000	June 18, 2013	$8,903

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

Note 5: Notes Payable

From December, 2013, to September, 2014, the Company borrowed funds from a private corporation to pay operating expenses.  These amounts were converted into the following promissory notes.  The balance of the notes payable, with interest, is $14,676 at September 30, 2014.

Date	Principal Amount	Interest Rate Until Paid
September 30, 2014	$5,630	2%
April 1, 2014	$2,500	2%
March 31, 2013	$4,372	2%
December 31, 2013	$2,074	2%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Plan of Operations provided below, including information regarding the Company’s financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, and the plans and objectives of management. The statements made as part of the Plan of Operations that are not historical facts are hereby identified as "forward-looking statements.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the nine month period ended September 30, 2014, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity.  As of September 30, 2014, the Company has approximately $19,795 in debt, and may further obligate itself as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of September 30, 2014, the Company had $(19,795) in working capital with assets of $0 and liabilities of $19,795.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  The Company will be in need of additional funds to pay ongoing expenses.

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

Results of Operations

For the three months ended September 30, 2014, the Company had a net loss of $3,382 compared to a net loss for the three months ended September 30, 2013, of $3,430.  For the nine months ended September 30, 2014, the Company had a net loss of $13,466 compared to a net loss for the nine months ended September 30, 2013, of $14,523.  The Company had no revenue during the three or nine months ended September 30, 2014.  The Company does not anticipate any revenue until it locates a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

 None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company has not sold any restricted securities during the three months ended September 30, 2014.

Use of Proceeds of Registered Securities

None; not applicable

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2014, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

Pacific Ventures Group, Inc.

(Registrant)

Dated: November 13, 2014

By:  /s/Brett Joseph Bertolami

Brett Joseph Bertolami

CEO, Principal Financial Officer