Form 10-K
period 2014-12-31
Pacific Ventures Group, Inc.
filed 2015-04-15
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number:   000-54584

Pacific Ventures Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware

75-2100622

State or other jurisdiction of

(I.R.S. Employer Identification No.)

incorporation or organization

200 Camelia Court, Vero Beach, Florida

     32963

(Address of principal executive offices)

  (Zip Code)

Registrant’s telephone number, including area code:  (772) 231-1244

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on which registered

        None                                             N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]

No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

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

Yes [X]

No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer   ☐

Accelerated filer

☐

Non-accelerated filer      ☐ (Do not check if a smaller

Smaller reporting company    ☒

        reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [X]

No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $29,440 as of June 30, 2014.

As of March 19, 2015, the registrant had 384,031 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the “Commission”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

ITEM 1. BUSINESS

BUSINESS

Organization and Corporate History

Pacific Ventures Group, Inc. (“Pacific Ventures” or the “Company”) was incorporated under the laws of the State of Delaware on October 3, 1986.  Pacific Ventures operated as an insurance holding company that, through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace.  Historically, the Company’s business had been organized into three divisions.  In 1997, after selling several of its divisions, the Company’s remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.  Since the Company terminated its business operations, management has been focused on settling debts and closing outstanding operations.

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

The selection of a business opportunity in which to participate is complex and risky.  Additionally, the Company has only limited resources and may find it difficult to locate good opportunities.  There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its stockholders.  The Company will select any potential business opportunity based on management’s business judgment.

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

The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of the Company’s stockholders.  The risks faced by the Company are further increased as a result of its lack of resources and its inability to provide a prospective business opportunity with significant capital.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company owns no properties and utilizes space on a rent-free basis from Brett Bertolami, the Company’s sole officer and director.  This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given.  The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the OTCQB, under the symbol “PACV.”

Quarter Ended

High Bid

Low Bid

December 31, 2014

$0.55

$0.21

September 30, 2014

$1.25

$0.35

June 30, 2014

$0.85

$0.51

March 31, 2014

$1.00

$0.30

December 31, 2013

$0.30

$0.30

September 30, 2013

$0.75

$0.30

June 30, 2013

$0.75

$0.30

March 31, 2013

$0.50

$0.30

The Company’s Common Stock is traded sporadically and has a very limited volume so the prices reflected above may not be indicative of actual prices if volume were to increase.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.

Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

At March 19, 2015, the Company had approximately 230 stockholders of record and 384,031 shares of its Common Stock issued and outstanding.

Recent Sales of Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Summary of Financial Information

The Company had no revenues in 2014 or 2013.  We had a net loss of $16,297 for the year ended December 31, 2014.  At December 31, 2014, we had cash and cash equivalents of $0 and a working capital of $(22,626).

The following table shows selected summarized financial data for the Company at the dates and for the periods indicated. The data should be read in conjunction with the financial statements and notes included herein beginning on page F-1.

STATEMENT OF OPERATIONS DATA:

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
Revenues	$ -	$ -
General and Administrative Expenses	16,118	17,037
Net Loss	(16,297)	(17,501)
Basic Income (Loss) per Share	(.04)	(.06)
Weighted Average Number of Shares Outstanding	384,031	284,031
BALANCE SHEET DATA:
	December 31, 2014	December 31, 2013
Total Current Assets	$ -	$ 7
Total Assets	-	7
Total Current Liabilities	22,626	6,336
Working Capital	(22,626)	(6,329)
Stockholders’ Equity (Deficit)	(22,626)	(6,329)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company.  Such business ventures may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses.  The Company’s management does not expect to remain involved as management of any acquired business.

As the Company possesses limited funds, the Company will be extremely limited in its attempts to locate potential business situations for investigation.  Mr. Bertolami intends to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believes that the Company’s status as a publicly-held corporation will enhance its ability to locate such potential business ventures.  No assurance can be given as to when management may locate suitable business opportunities and such opportunities may be difficult to locate; however, the Company intends to actively search for potential business ventures for the foreseeable future.

Management anticipates that due to its lack of funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture.  This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

Business opportunities, if any arise, are expected to become available to the Company principally from the personal contacts of its sole officer and director.  While it is not expected that the Company will engage professional firms specializing in business acquisitions or reorganizations, such firms may be retained if funds become available in the future, and if deemed advisable.  Opportunities may thus become available from professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and other sources of unsolicited proposals.  In certain circumstances, the Company may agree to pay a finder’s fee or other form of compensation, including perhaps one-time cash payments, payments based upon a percentage of revenues or sales volume, and/or payments involving the issuance of securities, for services provided by persons who submit a business opportunity in which the Company shall decide to participate, although no contracts or arrangements of this nature presently exist.  The Company is unable to predict at this time the cost of locating a suitable business opportunity.

The analysis of business opportunities will be undertaken by or under the supervision of the Company’s sole officer and director, who is not a professional analyst and who does not have significant general business experience.  Among the factors which management will consider in analyzing potential business opportunities are the available technical, financial and managerial resources; working capital and financial requirements; the history of operation, if any; future prospects; the nature of present and anticipated competition; potential for further research, development or exploration; growth and expansion potential; the perceived public recognition or acceptance of products or services; name identification, and other relevant factors.

It is not possible at present to predict the exact manner in which the Company may participate in a business opportunity.  Specific business opportunities will be reviewed and, based upon such review, the appropriate legal structure or method of participation will be decided upon by management.  Such structures and methods may include, without limitation, leases, purchase and sale agreements, licenses, joint ventures; and may involve merger, consolidation or reorganization.  The Company may act directly or indirectly through an interest in a partnership, corporation or reorganization.  However, it is most likely that any acquisition of a business venture the Company would make would be by conducting a reorganization involving the issuance of the Company’s restricted securities.  Such a reorganization may involve a merger (or combination pursuant to state corporate statutes, where one of the entities dissolves or is absorbed by the other), or it may occur as a consolidation, where a new entity is formed and the Company and such other entity combine assets in the new entity.  A reorganization may also occur, directly or indirectly, through subsidiaries, and there is no assurance that the Company would be the surviving entity.  Any such reorganization could result in loss of control of a majority of the shares. The Company’s present director may be required to resign in connection with a reorganization.

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

It may be anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention, and substantial costs for accountants, attorneys and others. Should a decision thereafter be made not to participate in a specific business opportunity, it is likely that costs already expended would not be recoverable.  It is likely, in the event a transaction should eventually fail to be consummated, for any reason, that the costs incurred by the Company would not be recoverable.  The Company’s sole officer and director is entitled to reimbursement for all expenses incurred in his investigation of possible business ventures on behalf of the Company, and no assurance can be given that if the Company has available funds they will not be depleted in such expenses.

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

RESULTS OF OPERATIONS

The Company has not had any revenue since ceasing operations.  The Company continues to suffer a small loss related to maintaining its corporate status and complying with its reporting obligations.

GOING CONCERN

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, the Company had $0 in cash and $22,626 in liabilities.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and maintaining the Company’s reporting obligations to the Securities and Exchange Commission.  Current management has indicated a willingness to help support the Company’s ongoing expenses through loans to the Company.

For the twelve months ended December 31, 2014, the Company had $16,118 in operating expenses related to maintaining its corporate status and paying accounting and legal fees.  Management anticipates continuing expenses related to investigating business opportunities and legal and accounting costs.  For the year ended December 31, 2014, the Company had a net loss of $16,297 compared to a loss of $17,501 for the year ended December 31, 2013.  We would anticipate losses to be in line with 2014 numbers in the future until a business opportunity is identified.

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

OFF-BALANCE SHEET ARRANGEMENTS

Under Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition,

such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2014, we have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 to our financial statements included elsewhere in this annual report on Form 10-K. The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities, in 2014 and 2013.  Accordingly, basic and dilutive loss per common share are the same.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are set forth immediately following the signature page to this annual report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our President, who is our principal executive officer, principal financial officer and principal accounting officer Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K.  Based on that evaluation, our President and Principal Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework 2013.  Further, our management considered the lack of operations and revenue, the limited cash on hand, the limited transactions which occur on a monthly basis and the use of an outside CPA firm which reconciles all financial transactions prior to being delivered to our auditors.  Based on this evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information with respect to the Company’s sole officer and director.  The Company’s sole director serves for a term of one year and thereafter until his successor has been duly elected by the stockholders and qualified.  The Company’s sole officer serves for a term of one year and thereafter until his successor has been duly elected by the Board of Directors and qualified.

Name

Age

Positions

Brett Bertolami

46

Chairman of the Board, Chief Executive Officer, Chief

Financial Officer, Principal Accounting Officer, President and Secretary

Mr. Bertolami has served as the Company’s Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President and Secretary since 2013. He has over 15 years’ experience as a CEO and General Manager focusing in the areas of managing, planning, personnel management, advertising, sales, finance and accounting for Jolar Corporation, a corporation that he owned in the automotive industry.  Jolar Corporation sold Toyota, Ford and Lincoln products with over $35 million in revenues for fiscal 2011.  Mr. Bertolami holds a B.A. in Economics from the University of North Carolina at Charlotte, and is a member of the National Automotive Dealers Association (“NADA”).  He has a degree in Automotive Management from NADA. In early 2012, Mr. Bertolami sold Jolar Corporation to a third party in a private transaction.  Since the sale, he has engaged in business activities as a private investor, and expects to help the Company take advantage of business opportunities and maximize its growth potential.

Mr. Bertolami’s considerable experience in business operations, management and strategic planning qualifies him to serve as a director of our company.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Corporate Governance

Our Board has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by our Board. Because we do not have any independent directors, our Board believes that the establishment of committees of our Board would not provide any benefits to our Company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor have our officers and directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our company has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.

Given our relative size and lack of directors’ and officers’ insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all then-current members of our Board will participate in the consideration of director nominees.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of reports furnished to the Company, and on written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2014, each director, executive officer and 10% stockholder of the Company’s securities made timely filings of all reports required by Section 16 of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries’ chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2014, the end of the Company’s last completed fiscal year):

2014 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Bret Bertolami, President (1)	2014	--	--	--	--	--	--	--	--
	2013	--	--	--	--	--	--	--	--

(1)

Mr. Bertolami became an executive officer on June 21, 2013.

Employment Agreements and Cash Compensation

There are no current employment agreements between the Company and our executive officer or understandings regarding future compensation. There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2014 and 2013.  There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future.  Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future.  No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company’s management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its salaries or other forms of compensation which cannot presently be anticipated.

The Company’s management may benefit directly or indirectly by payments of consulting fees, payment of finders’ fees to others from consulting fees, sales of insider’s stock positions in whole or part to the private company, the Company or management of the Company, or through the payment of salaries, or any other methods of payments through which insiders or current investors receive funds, stock, or other assets or anything of value whether tangible or intangible.  There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current stockholders or others prior to the location of a business opportunity.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of December 31, 2014.

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of our Board of Directors. The Board as a whole determines executive compensation.

Compensation of Directors

Our current director does not receive separate compensation for his service on our Board of Directors. Our Board has the authority to fix the compensation of directors. We do not intend to pay employee directors a separate fee for their services. No compensation was paid to our director for his service as a director during the year ended December 31, 2014.

Director Independence

Our Board of Directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our Board has not made a subjective determination as to each director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our Board of Directors made these determinations, our Board would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the summary compensation table above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 19, 2015, with respect to the beneficial ownership of the Company’s Common Stock by each director of the Company and each person known by the Company to be the beneficial owner of more than 5% of the Company’s outstanding shares of Common Stock.  At March 19, 2015, there were 384,031 shares of common stock outstanding.

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

Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Brett Bertolami 200 Camelia Court Vero Beach, FL 32963	1,000,000(1)	100%
All executive officers and directors as a group (one person)	1,000,000	100%

_________________

(1)

Brett Bertolami owns 1,000,000 shares of preferred stock. Such shares have a 10-to-1 voting preference whereby every one share of preferred stock is equivalent in votes to 10 shares of common stock.  As such, Mr. Bertolami has over 50% of the voting control of the issued and outstanding stock.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Brett Bertolami 200 Camelia Court Vero Beach, FL 32963	-	-
All executive officers and directors as a group (one person)	-	-
Kent and Aleta Sumner 1248 Bateman Ponds Way West Jordan, UT 84084	100,000	26.0%
Capital Advisors, LLC P.O. Box 901658 Sandy, Utah 84090	100,000	26.0%
M. Philip Guthrie 5430 LBJ Freeway, Suite 480 Dallas, TX 75240	60,115	15.65%

_________________

(1)

Brett Bertolami owns 1,000,000 shares of preferred stock. Such shares have a 10-to-1 voting preference whereby every one share of preferred stock is equivalent in votes to 10 shares of common stock.  As such, Mr. Bertolami has over 50% of the voting control of the issued and outstanding stock.

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

On March 31, 2014, Brett Bertolami, the sole officer and director of the Company, converted advanced money to the company into a promissory note for $400.  The money was used to pay operating expenses.  The note will accrue interest at 2% annually until repaid.  As of December 31, 2014, interest payable is $6.

On June 18, 2013, the board of directors approved a Securities Purchase Agreement with Brett Bertolami, whereby Mr. Bertolami agreed to purchase 1,000,000 shares of Series E Preferred Stock for an aggregate purchase price of $165,000.

On June 18, 2013, the board of directors approved a Repurchase Agreement with Capital Advisors, LLC, the sole preferred stockholder at the time, to buy back 1,000,000 shares of Series E Preferred Stock for $109,416 and 200,000 shares of common stock.

From September 30, 2011, to June 19, 2013, loans from the then-current officer and director were converted into promissory notes totaled $54,538.  All of the money was used to pay operating expenses.  All of the notes accrued interest at 2% annually until repaid, and totaled $1,046 at June 19, 2013.  On June 19, 2013, all of the promissory notes were paid in full.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Anderson Bradshaw PLLC for the fiscal years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$10,385	$9,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,385	$9,000

Audit Fees—This category consists of the aggregate fees incurred for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our quarterly financial statements.

Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)(1)FINANCIAL STATEMENTS.  The following financial statements are included in this report:

Title of Document

Page

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheets

F-2

Statements of Operations

F-3

Statements of Stockholders’ Equity (Deficit)

F-4

Statements of Cash Flows

F-5

Notes to Financial Statements

F-6

 (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement schedules are included as part of this report:

None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

Exhibit No.	Description of Document	Location
3.1	Restated certificate of incorporation of the registrant.	Incorporated by reference to Exhibit 3.02 to the registrant’s registration statement on Form 10, filed with the Securities and Exchange Commission on January 19, 2012.
3.2	Certificate of designation establishing the registrant’s Series E preferred stock.	Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registrant’s registration statement on Form 10, filed with the Securities and Exchange Commission on March 21, 2012.
3.3	Bylaws of the registrant.	Incorporated by reference to Exhibit 3.03 to the registrant’s registration statement on Form 10, filed with the Securities and Exchange Commission on January 19, 2012.
31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith.
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.	Furnished herewith.
101.INS	XBRL Instance Document	Furnished herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.

__________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pacific Ventures Group, Inc.

Date:

April 15, 2015

By:

/s/ Brett Bertolami

Brett Bertolami

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brett Bertolami

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President, Secretary and Director (principal executive officer, principal financial officer and principal accounting officer)

April 15, 2015
Brett Bertolami

ANDERSON BRADSHAW
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Russell E. Anderson, CPA
Russ Bradshaw, CPA
William R. Denney, CPA
Kristofer Heaton, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Pacific Ventures Group, Inc.

We have audited the accompanying balance sheets of Pacific Ventures Group, Inc., (the Company) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Ventures Group, Inc. as of December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anderson Bradshaw PLLC
Salt Lake City, Utah
April 15, 2015

5296 S. Commerce Dr
Suite 300
Salt Lake City, Utah
84107
USA
(T) 801.281.4700
(F) 801.281.4701

abcpas.net

Pacific Ventures Group, Inc.
Balance Sheets

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$-	$7
Total Current Assets	-	7
TOTAL ASSETS	$-	$7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$7,471	$4,262
Notes Payable	14,576	2,074
Notes Payable due to officer	400	-
Interest payable	173	-
Interest payable due to officer	6	-
Total Current Liabilities	22,626	6,336

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized, $0.001 par value
Series E Preferred stock, 1,000,000 shares authorized, issued and outstanding	1,000	1,000

Common stock, $0.001 par value, 100,000,000 shares authorized and 384,031 shares issued and outstanding	384	384
Additional paid-in capital	47,075,200	47,075,200
Accumulated Earnings (Deficit)	(47,099,210)	(47,082,913)
Total Stockholder’s Equity (Deficit)	(22,626)	(6,329)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$7

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2014	2013
REVENUES	$-	$-
EXPENSES
General and Administrative	16,118	17,037
Total Expenses	16,118	17,037
(LOSS) FROM OPERATIONS	(16,118)	(17,037)
OTHER INCOME (EXPENSE)
Interest Income	-	-
Interest Expense	(179)	(464)
Total Other Income (Expense)	(179)	(464)
NET INCOME (LOSS)	$(16,297)	$(17,501)

Basic Income (Loss) per Share	$(0.04)	$(0.06)
Basic Weighted Average Shares	384,031	284,031

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.

Statements of Stockholders’ Equity (Deficit)

	Series E Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2012	1,000,000	$ 1,000	184,031	$ 184	47,019,816	$(47,065,412)	$ (44,412)
Repurchase of preferred shares	(1,000,000)	(1,000)	200,000	200	(108,616)		(109,416)
Sale of preferred shares	1,000,000	1,000			164,000		165,000
Net loss for the year ended December 31, 2013						(17,501)	(17,501)
Balance, December 31, 2013	1,000,000	$ 1,000	384,031	$ 384	$47,075,200	$(47,082,913)	$ (6,329)
Net loss for the year ended December 31, 2014						(16,297)	(16,297)
Balance, December 31, 2014	1,000,000	$ 1,000	384,031	$ 384	$47,075,200	$(47,099,210)	$ (22,626)

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(16,297)	$(17,501)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Increase (decrease) in accounts payable	3,209	(715)
Increase (decrease) in interest payable	179	(583)
Net Cash (Used by) Provided by Operating Activities	(12,909)	(18,799)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Series B Preferred Stock	-	-
Proceeds from sale of Series E Preferred Stock	-	165,000
Purchase of Series E Preferred Stock	-	(109,416)
Payments - related party payable	-	(39,235)
Proceeds - related party payable	400	-
Proceeds from notes payable	12,502	2,074
Net Cash Provided by Financing Activities	12,902	18,423

NET INCREASE (DECREASE) IN CASH	(7)	(376)
CASH AT BEGINNING OF PERIOD	7	383
CASH AT END OF PERIOD	$-	$7

CASH PAID FOR:
Interest	$-	$1,046
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Pacific Ventures, Inc.

Notes to Financial Statements

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

Pacific Ventures, Inc.

Notes to Financial Statements

Revenue Recognition

The Company plans to recognize revenue when the following four conditions are present: (1) persuasive evidence of an agreement exists, (2) the price is fixed or determinable, (3) delivery has occurred or services are rendered, and (4) collection is reasonably assured.

Income (Loss) Per Common Share

Income (Loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented.  The Company has no potentially dilutive securities, in 2014 and 2013.  Accordingly, basic and dilutive loss per common share are the same.

Fair Value

The carrying values of cash and cash equivalents, and accounts payable and accrued liabilities approximate their fair values because of the short-term maturity of these financial instruments.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board recently issued Accounting Standards Update (ASU) 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the financial reporting distinction of being a development stage entity within U.S. generally accepted accounting principles.  The Company has complied with this Topic in this report.

The Company has reviewed recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operations, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

Note 2:  Income Taxes

Due to losses at December 31, 2014 and 2013, the Company had no income tax liability.  At December 31, 2014 and 2013, the Company had available unused operating loss carry forwards of approximately $124,491 and $108,194, respectively, which may be applied against future taxable income and which expire in various years through 2034.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and,

Pacific Ventures, Inc.

Notes to Financial Statements

therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $46,435 and $40,356 as of December 31, 2014 and 2013, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $6,079 during the year ended December 31, 2014.

Components of income tax are as follows:

Years Ended December 31
	2014	2013
Current	$-	$-
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Years Ended December 31
	2014	2013
Income tax computed at
Federal statutory tax rate of 34%	$(5,541)	$(5,950)
State taxes (net of federal benefit) 3.3% for 2014 and 2013	(538)	(578)
Deferred taxes and other	6,079	6,528
	$-	$-

The Company has no tax positions at December 31, 2014 and 2013, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended December 31, 2014 and 2013, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at December 31, 2014 and 2013.  Under the rules of the Internal Revenue Service, the Company’s tax returns for the previous three years remain open for examination.

Note 3:  Capital Stock

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue, without stockholder action, the authorized shares of the Company’s preferred and common stock.  The Board of Directors may issue shares and determine the

Pacific Ventures, Inc.

Notes to Financial Statements

powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Preferred Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized Preferred Stock to 10,000,000 shares, par value $.001 per share.

As of December 31, 2014 and 2013, there were zero Series B Cumulative Preferred shares outstanding.

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of December 31, 2014 and 2013, there were 1,000,000 Series E Preferred shares outstanding.

In June 2013, the Company purchased 1,000,000 shares of Series E Preferred Stock from a shareholder for $109,416 and 200,000 shares of common stock of the Company.  Also in June 2013, the Company issued 1,000,000 shares of Series E Preferred Stock for $165,000.

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

As of December 31, 2014 and 2013, there were 384,031 shares of common stock outstanding.

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

Pacific Ventures, Inc.

Notes to Financial Statements

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

On June 18, 2013, the board of directors approved a Repurchase Agreement with Capital Advisors, LLC, the sole preferred stockholder at the time, to buy back 1,000,000 shares of Series E Preferred Stock for $109,416 and 200,000 shares of common stock.

On March 31, 2014, Brett Bertolami, the sole officer and director of the Company converted advanced money to the company into a promissory note for $400.  The money was used to pay operating expenses.  The note will accrue interest at 2% annually until repaid.  As of December 31, 2014, interest payable is $6.

For 2014 and 2013, the sole officer and director of the Company has provided office space at no cost to the Company

Note 5: Notes Payable

From December, 2013, to September, 2014, the Company borrowed funds from a private corporation to pay operating expenses.  These amounts were converted into the following promissory notes.  The balance of the notes payable, with interest, is $14,749 at December 31, 2014.

Date	Principal Amount	Interest Rate Until Paid
September 30, 2014	$5,630	2%
April 1, 2014	$2,500	2%
March 31, 2014	$4,372	2%
December 31, 2013	$2,074	2%

Pacific Ventures, Inc.

Notes to Financial Statements

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