Form 10-Q
period 2015-03-31
Pacific Ventures Group, Inc.
filed 2015-05-15
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

384,031 shares of $0.001 par value common stock on May 15, 2015

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc.

FINANCIAL STATEMENTS

March 31, 2015

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

PACIFIC VENTURES GROUP, INC.

Balance Sheets

	March 31,	December, 31
	2015	2014
Assets	(unaudited)
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

Total assets	$—	$—

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$6,025	$7,471
Notes Payable	16,022	14,576
Notes Payable due to officer	800	400
Interest Payable	246	173
Interest Payable due to officer	8	6

Total current liabilities	23,101	22,626

Stockholders’ equity (deficit):
Preferred Stock, 10,000,000 shares authorized, $0.001 par value:
Series E Preferred stock, 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized; 384,031 shares issued and outstanding	384	384
Additional paid-in capital	47,075,200	47,075,200
Accumulated earnings (deficit)	(47,099,685)	(47,099,210)
Total stockholder’s equity (deficit)	(23,101)	(22,626)

Total liabilities and stockholders’ equity (deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenue	$—	$—

Operating expenses:
General and administrative	400	4,439

Total operating expenses	400	4,439

Loss from operations	(400)	(4,439)

Other Income (Expense)
Interest income	—	—
Interest expense	(75)	(10)

Total other income (expense)	(75)	(10)

Net income (loss)	$(475)	$(4,449)

Net income (loss) per share of common stock	$(0.00)	$(0.01)

Weighted average number of common shares	384,031	384,031

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(475)	$(4,449)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(1,446)	(340)
Increase (decrease) in accrued interest	75	10

Net cash (used) in operating activities	(1,846)	(4,779)

Cash flows from financing activities:
Proceeds - related party payable	400	400
Proceeds from notes payable	1,446	4,372
Net cash provided by financing activities	1,846	4,772

Net change in cash	—	(7)

Cash, beginning of period	—	7

Cash, end of period	$—	$—
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$—	$—
Interest	$—	$—

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

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

Pacific Ventures Group, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

(continued)

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

Note 2:  Income Taxes

Due to losses at March 31, 2015 and 2014, the Company had no income tax liability.  At March 31, 2015 and 2014, the Company had available unused operating loss carry forwards of approximately $124,966 and $112,643, respectively, which may be applied against future taxable income and which expire in various years through 2035.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time.  Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards.  The net deferred tax assets are approximately $46,612 and $42,016 as of March 31, 2015 and 2014, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $177 during the quarter ended March 31, 2015.

Pacific Ventures Group, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

(continued)

Components of income tax are as follows:

Quarter Ended March 31
	2015	2014
Current	$-	$-
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Quarter Ended March 31
	2015	2014
Income tax computed at
Federal statutory tax rate of 34%	$(161)	$(1,512)
State taxes (net of federal benefit) of 3.3%	(16)	(147)
Deferred taxes and other	177	1,659
	$-	$-

The Company has no tax positions at March 31, 2015 and 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the period ended March 31, 2015 and 2014, the Company recognized no interest and penalties.  The Company had no accruals for interest and penalties at March 31, 2015 and 2014.  Under the rules of the Internal Revenue Service, the Company's tax returns for the previous three years remain open for examination.

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

Pacific Ventures Group, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

(continued)

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights.  As of March 31, 2015, and December 31, 2014, there were 1,000,000 Series E Preferred shares outstanding.

Common Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized common stock to 100,000,000 shares, par value $.001 per share.  Effective November 8, 2012, there was a reverse split of the issued and outstanding common stock of the Company on a basis of fifty (50) to one (1).  All fractional shares were rounded up to the nearest whole share, with no shareholder falling below 100 shares.  There were 43,089 shares issued for rounding.  The effects of which have been included in these financial statements as if the split had occurred at the beginning of the first period presented.  As of March 31, 2015, and December 31, 2014, there were 384,031 shares of common stock outstanding.

Note 4:  Related Party Transactions

On March 31, 2014, Brett Bertolami, the sole officer and director of the Company converted advanced money to the Company into a promissory note for $400.  On March 31, 2015, Mr. Bertolami converted an additional $400 advanced to the Company into a promissory note.  All of the money was used to pay operating expenses.  The notes accrue interest at 2% annually until repaid.

For 2015 and 2014, the sole officer and director of the Company has provided office space at no cost to the Company.

Note 5: Notes Payable

On March 31, 2014, Brett Bertolami, the sole officer and director of the Company converted advanced money to the Company into a promissory note for $400.  On March 31, 2015, Mr. Bertolami converted an additional $400 advanced to the Company into a promissory note.  All of the money was used to pay operating expenses.  The notes accrue interest at 2% annually until repaid.  The balance of the notes payable, with interest, is $808.

From December, 2013, to March, 2015, the Company has borrowed funds from a private corporation to pay operating expenses.  These amounts were converted into the following promissory notes.  The balance of the notes payable, with interest, is $16,268 at March 31, 2015.

Pacific Ventures Group, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

(continued)

Date	Principal Amount	Interest Rate Until Paid
March 31, 2015	$1,446	2%
September 30, 2014	$5,630	2%
April 1, 2014	$2,500	2%
March 31, 2013	$4,372	2%
December 31, 2013	$2,074	2%

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from these estimates under different assumptions or conditions.  The Company believes there have been no significant changes during the three month period ended March 31, 2015, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Plan of Operations

Overview:

The Company has not received any revenue from operations in each of the last two fiscal years.  The Company’s current operations have consisted of taking such action as management believes necessary to prepare to seek an acquisition or merger with an operating entity.  Current and prior officers and directors of the Company have financed the Company's current operations, which have consisted primarily of maintaining in good standing the Company's corporate status, in fulfilling its filing requirements with the Securities and Exchange Commission, including the audit of its financial statements, and in changing the marketplace of its securities.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition.  Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity.  As of March 31, 2015, the Company has approximately $23,101 in debt, and may further obligate itself as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of March 31, 2015, the Company had a negative $23,101 in working capital with assets of $0 and liabilities of $23,101.  If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others.  The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs.  The Company will be in need of additional funds to pay ongoing expenses.

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

Results of Operations

For the three months ended March 31, 2015, the Company had a net loss of $475 compared to a net loss for the three months ended March 31, 2014, of $4,449.  The Company had no revenue during the three months ended March 31, 2015.  The Company does not anticipate any revenue until it locates a new business opportunity.  The decrease in operating loss was primarily due to the decrease in accounting and legal fees, since the Form 10-K was not filed during the quarter.

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

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company has not sold any restricted securities during the three months ended March 31, 2015.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2015, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

Pacific Ventures Group, Inc.

(Registrant)

Dated: May 15, 2015

By:  /s/Brett Bertolami

        Brett Bertolami

        CEO, Principal Financial Officer