Form 10-Q
period 2015-06-30
Pacific Ventures Group, Inc.
filed 2015-08-14
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

384,031 shares of $0.001 par value common stock on August 14, 2015

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc.

FINANCIAL STATEMENTS

June 30, 2015

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

PACIFIC VENTURES GROUP, INC.

Balance Sheets

	June 30,	December, 31
	2015	2014
Assets	(unaudited)
Current Assets:
Cash	$—	$—
Total Current Assets	—	—

Total assets	$—	$—

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$11,059	$7,471
Notes Payable	20,522	14,576
Notes Payable due to officer	800	400
Interest Payable	343	173
Interest Payable due to officer	10	6

Total current liabilities	32,734	22,626

Stockholders’ equity (deficit):
Preferred Stock, 10,000,000 shares authorized, $0.001 par value:
Series E Preferred stock, 1,000,000 shares authorized, issued and outstanding	1,000	1,000
Common stock, $0.001 par value; 100,000,000 shares authorized; 384,031 shares issued and outstanding	384	384
Additional paid-in capital	47,075,200	47,075,200
Accumulated earnings (deficit)	(47,109,318)	(47,099,210)
Total stockholder’s equity (deficit)	(32,734)	(22,626)

Total liabilities and stockholders’ equity (deficit)	$—	$—

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	9,534	5,588	9,934	10,027
Total operating expenses	9,534	5,588	9,934	10,027
Loss from operations	(9,534)	(5,588)	(9,934)	(10,027)
Other Income (Expense)
Interest income	-	-	-	-
Interest expense	(99)	(46)	(174)	(57)
Total other income (expense)	(99)	(46)	(174)	(57)
Net income (loss)	$(9,633)	$(5,634)	$(10,108)	$(10,084)
Net income (loss) per share of common stock	$(0.03)	$(0.01)	$(0.03)	$(0.03)
Weighted average number of common shares	384,031	384,031	384,031	384,031

The accompanying notes are an integral part of these financial statements.

PACIFIC VENTURES GROUP, INC.

Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Cash flows from operating activities:
Net income (loss)	$(10,108)	$(10,084)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,588	2,748
Increase (decrease) in accrued interest	174	57
Net cash used in operating activities	(6,346)	(7,279)

Cash flows from financing activities:
Proceeds - related party payable	400	400
Proceeds from notes payable	5,946	6,872
Net cash provided by financing activities	6,346	7,272

Net change in cash	-	(7)
Cash, beginning of period	-	7
Cash, end of period	$-	$-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

Pacific Ventures Group, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

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

June 30, 2015

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

Note 2: Income Taxes

Due to losses at June 30, 2015 and 2014, the Company had no income tax liability. At June 30, 2015 and 2014, the Company had available unused operating loss carry forwards of approximately $134,599 and $118,278, respectively, which may be applied against future taxable income and which expire in various years through 2035.

The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined at this time. Because of the uncertainty surrounding the realization of the loss carry forwards, the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The net deferred tax assets are approximately $50,205 and $48,118 as of June 30, 2015 and 2014, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,771 during the six months ended June 30, 2015.

Pacific Ventures Group, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

(continued)

Components of income tax are as follows:

Six Months Ended June 30
	2015	2014
Current	$-	$-
Federal	-	-
State	-	-
	-	-
Deferred	-	-
	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:

	Six Months Ended June 30
	2015	2014
Income tax computed at
Federal statutory tax rate of 34%	$(3,437)	$(3,429)
State taxes (net of federal benefit) of 3.3%	(334)	(332)
Deferred taxes and other	3,771	3,761
	$-	$-

The Company has no tax positions at June 30, 2015 and 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the period ended June 30, 2015 and 2014, the Company recognized no interest and penalties. The Company had no accruals for interest and penalties at June 30, 2015 and 2014. Under the rules of the Internal Revenue Service, the Company's tax returns for the previous three years remain open for examination.

Note 3: Capital Stock

Preferred Stock and Common Stock – The Company’s Board of Directors is expressly granted the authority to issue, without stockholder action, the authorized shares of the Company’s preferred and common stock. The Board of Directors may issue shares and determine the powers, preferences, limitations, and relative rights of any class of shares before the issuance thereof.

Pacific Ventures Group, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

(continued)

Preferred Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized Preferred Stock to 10,000,000 shares, par value $.001 per share.

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares. Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock. Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights. As of June 30, 2015, and December 31, 2014, there were 1,000,000 Series E Preferred shares outstanding.

Common Stock – On October 22, 2012, the Company filed a Restated and Amended Certificate of Incorporation increasing the authorized common stock to 100,000,000 shares, par value $.001 per share. Effective November 8, 2012, there was a reverse split of the issued and outstanding common stock of the Company on a basis of fifty (50) to one (1). All fractional shares were rounded up to the nearest whole share, with no shareholder falling below 100 shares. There were 43,089 shares issued for rounding. The effects of which have been included in these financial statements as if the split had occurred at the beginning of the first period presented. As of June 30, 2015, and December 31, 2014, there were 384,031 shares of common stock outstanding.

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

Note 5: Notes Payable

On March 31, 2014, Brett Bertolami, the sole officer and director of the Company converted advanced money to the Company into a promissory note for $400. On March 31, 2015, Mr. Bertolami converted an additional $400 advanced to the Company into a promissory note. All of the money was used to pay operating expenses. The notes accrue interest at 2% annually until repaid. The balance of the notes payable, with interest, is $810.

Pacific Ventures Group, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

(continued)

From December, 2013, to June 30, 2015, the Company has borrowed funds from a private corporation to pay operating expenses. These amounts were converted into the following promissory notes. The balance of the notes payable, with interest, is $20,865 at June 30, 2015.

Date	Principal Amount	Interest Rate Until Paid
June 30, 2015	$4,500	2%
March 31, 2015	$1,446	2%
September 30, 2014	$5,630	2%
April 1, 2014	$2,500	2%
March 31, 2013	$4,372	2%
December 31, 2013	$2,074	2%

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

Share Exchange

On August 14, 2015, the Company entered into that certain Share Exchange Agreement ("Exchange Agreement") with Snobar Holdings, Inc., a Delaware corporation ("Snobar"), and the shareholders of Snobar ("Snobar Shareholders") who hold of record (i) at least 99% and up to 100% of the total issued and outstanding shares of Snobar’s Class A Common Stock (“Snobar Class A Common Stock”) and (ii) 100% of the total issued and outstanding shares of Snobar’s Class B Common Stock (“Snobar Class B Common Stock”). In accordance with the terms and provisions of the Exchange Agreement, the Company shall acquire (i) at least 99% and up to 100% of the total issued and outstanding shares of Snobar Class A Common Stock and (ii) 100% of the total issued and outstanding shares of Snobar Class B Common Stock from the Snobar Shareholders, thus making Snobar a majority-owned subsidiary or wholly-owned subsidiary, in exchange for the issuance to the Snobar Shareholders of at least 22,285,000 and up to 22,500,000 shares of restricted common stock of the Company (the "Exchange") for each share of common stock of Snobar while simultaneously issuing 2,500,000 shares of restricted common stock of the Company (“Other Issuance”) to certain other persons (“Other Persons”).

An initial closing date (“Initial Closing Date”) is anticipated to close by no later than August 31, 2015 but in no event before the Exchange Agreement has been signed by Snobar Shareholders holding at least 80% of the shares of SNO common stock outstanding. Subsequent to the Initial Closing Date, the Company may complete one or more additional Closings to complete the exchanges provided for in the Exchange Agreement to allow the Company to complete the acquisition of at least 99% and up to 100% of the SNO common stock for a period of up to 30 days after the Initial Closing Date.  Upon completion of this part of the acquisition, Snobar will become our majority-owned or wholly-owned subsidiary and the Company’s pro-forma shares of common stock outstanding giving effect to the acquisition of Snobar is expected to be approximately at least 25,172,000 and up to 25,387,000 shares of common stock of the company outstanding with at least 22,285,000 and up to 22,500,000 shares or approximately 89% thereof owned by the Snobar Shareholders and 1,000,000 shares of the Company's Series E Preferred Stock" (with a 10 to 1 voting preference over common stock) with 100% thereof owned by a Snobar Shareholder, namely Shannon Masjedi.

Also in accordance with the terms and provisions of the Exchange Agreement: (i) Bob Smith shall be appointed as the Chief Executive Officer and a member of the Board of Directors of the Company; (ii) Shannon Masjedi shall be appointed as the President and Secretary and a member of the Board of Directors of the Company; (iii) Marc Shenkman shall be appointed as the Executive Vice President and a member of the Board of Directors of the Company; and (iv) Brett Bertolami shall resign from all of his positions as an officer of the Company, including, but not limited to, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President and Secretary, and as a member of the Board of Directors of the Company.

Thus, the share exchange will represent a change in control of the Company and a change in business operations. Therefore, based on the change in control of the Company, the business operations of the Company will change to that of Snobar. Snobar is the sole beneficiary of Snobar Trust, a California trust ("Trust"). The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation ("IPIC"). IPIC is the owner of the licenses and trade names "Snobar" and is in the business of selling and distributing alcohol-infused ice creams and ice-pops through its distributors (the "Business"). As a result of the foregoing chain of ownership, Snobar is the beneficiary of all assets, liabilities and any income received from the Business of IPIC.

Through the operations of IPIC, Snobar produces and distributes through third party manufacturers and distributors Snobar alchohol infused popsicles, which are original frozen beverage alcohol bars similar to popsicles on a stick, but created in a way that they are made with premium liquors, such as tequila and vodka. Margarita, Cosmopolitan and Mojito are just a few of the manufactured cocktails that currently exist in the market. The alcohol freezing technology of Snobar can be applied to almost any cocktail/alcohol type and mixture, presenting significant market potential and an almost unlimited variety of quality flavors and employment of premium brands.

In addition, through the operations of IPIC, Snobar produces and distributes through third party manufacturers and distributors Snobar alchohol infused Ice Cream products, which are premium quality ice cream and sorbets that are also distilled spirit cocktails containing 20-30% quality liqueurs and liquors. Currently, there are 50 different Liquor Ice Cream flavors in development in classic ice cream drink flavors such as Irish Cream Ice Cream, Mojito Sorbet, Sherry Ice Cream, Brandy Alexander and Strawberry Margarita Sorbet.

Snobar products have been through extensive consumer testing across all age groups and sexes over 21 years of age. According to the results of the consumer testing, there is a large untapped market potential for frozen alcohol desserts.

The foregoing is a summary description of the terms and conditions of the Exchange Agreement and does not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement, which is filed as Exhibits 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

As permitted by Form 8-K, upon the initial closing occurring on August 31, 2015, the Company anticipates filing a Form 8-K on September 4, 2015 pertaining to the consummation of the Share Exchange, including Form 10 information as required by Item 2.01 of Form 8-K.

Amendment to Bylaws

Pursuant to authorization of the Board as permitted by the Delaware General Corporation Law and the provisions of the Company’s bylaws (“Bylaws”), the Bylaws were amended (the “Bylaws Amendment”) effective as of August 14, 2015 to reflect a change in the name of the Company to Pacific Ventures Group, Inc. (the “Company”). The Bylaws Amendment replaces all references in the Bylaws to American Eagle Group, Inc. with references to Pacific Ventures Group, Inc. A copy of the Bylaws Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 3 (iii).

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the unaudited Financial Statements and accompanying notes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions. The Company believes there have been no significant changes during the six month period ended June 30, 2015, to the items disclosed as significant accounting policies in management's Notes to the Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Risks associated with the plan of operations:

In its search for a business opportunity, management anticipates that the Company will incur additional costs for legal and accounting fees to locate and complete a merger or acquisition. Other than previously discussed, the Company does not have any revenue producing activities whereby it can meet the financial requirements of seeking a business opportunity. As of June 30, 2015, the Company has approximately $32,734 in current liabilities, and may further obligate itself as it pursues its plan of operations.  There can be no assurance that the Company will receive any benefits from the efforts of management to locate a business opportunity.

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

Liquidity and Capital Resources

As of June 30, 2015, the Company had a negative $32,734 in working capital with assets of $0 and liabilities of $32,734. If the Company cannot find a new business, it will have to seek additional capital either through the sale of its shares of common stock or through a loan from its officer, stockholders or others. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting and legal costs. The Company will be in need of additional funds to pay ongoing expenses.

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

Results of Operations

For the three months ended June 30, 2015, the Company had a net loss of $9,633 compared to a net loss for the three months ended June 30, 2014, of $5,634. For the six months ended June 30, 2015, the Company had a net loss of $10,108 compared to a net loss for the six months ended June 30, 2014, of $10,084.  The Company had no revenue during the three or six months ended June 30, 2015. The Company does not anticipate any revenue until it locates a new business opportunity. The decrease in operating loss for the six months ended June 30, 2015 compared to June 30, 2014 is insignificant.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company has not sold any restricted securities during the three months ended June 30, 2015.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2015, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

Subsequent Events

Share Exchange

On August 14, 2015, the Company entered into that certain Share Exchange Agreement ("Exchange Agreement") with Snobar Holdings, Inc., a Delaware corporation ("Snobar"), and the shareholders of Snobar ("Snobar Shareholders") who hold of record (i) at least 99% and up to 100% of the total issued and outstanding shares of Snobar’s Class A Common Stock (“Snobar Class A Common Stock”) and (ii) 100% of the total issued and outstanding shares of Snobar’s Class B Common Stock (“Snobar Class B Common Stock”). In accordance with the terms and provisions of the Exchange Agreement, the Company shall acquire (i) at least 99% and up to 100% of the total issued and outstanding shares of Snobar Class A Common Stock and (ii) 100% of the total issued and outstanding shares of Snobar Class B Common Stock from the Snobar Shareholders, thus making Snobar a majority-owned subsidiary or wholly-owned subsidiary, in exchange for the issuance to the Snobar Shareholders of at least 22,285,000 and up to 22,500,000 shares of restricted common stock of the Company (the "Exchange") for each share of common stock of Snobar while simultaneously issuing 2,500,000 shares of restricted common stock of the Company (“Other Issuance”) to certain other persons (“Other Persons”).

An initial closing date (“Initial Closing Date”) is anticipated to close by no later than August 31, 2015 but in no event before the Exchange Agreement has been signed by Snobar Shareholders holding at least 80% of the shares of SNO common stock outstanding. Subsequent to the Initial Closing Date, the Company may complete one or more additional Closings to complete the exchanges provided for in the Exchange Agreement to allow the Company to complete the acquisition of at least 99% and up to 100% of the SNO common stock for a period of up to 30 days after the Initial Closing Date.  Upon completion of this part of the acquisition, Snobar will become our majority-owned or wholly-owned subsidiary and the Company’s pro-forma shares of common stock outstanding giving effect to the acquisition of Snobar is expected to be approximately at least 25,172,000 and up to 25,387,000 shares of common stock of the company outstanding with at least 22,285,000 and up to 22,500,000 shares or approximately 89% thereof owned by the Snobar Shareholders and 1,000,000 shares of the Company's Series E Preferred Stock" (with a 10 to 1 voting preference over common stock) with 100% thereof owned by a Snobar Shareholder, namely Shannon Masjedi.

Also in accordance with the terms and provisions of the Exchange Agreement: (i) Bob Smith shall be appointed as the Chief Executive Officer and a member of the Board of Directors of the Company; (ii) Shannon Masjedi shall be appointed as the President and Secretary and a member of the Board of Directors of the Company; (iii) Marc Shenkman shall be appointed as the Executive Vice President and a member of the Board of Directors of the Company; and (iv) Brett Bertolami shall resign from all of his positions as an officer of the Company, including, but not limited to, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, President and Secretary, and as a member of the Board of Directors of the Company.

Thus, the share exchange will represent a change in control of the Company and a change in business operations. Therefore, based on the change in control of the Company, the business operations of the Company will change to that of Snobar. Snobar is the sole beneficiary of Snobar Trust, a California trust ("Trust"). The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation ("IPIC"). IPIC is the owner of the licenses and trade names "Snobar" and is in the business of selling and distributing alcohol-infused ice creams and ice-pops through its distributors (the "Business"). As a result of the foregoing chain of ownership, Snobar is the beneficiary of all assets, liabilities and any income received from the Business of IPIC.

Through the operations of IPIC, Snobar produces and distributes through third party manufacturers and distributors Snobar alchohol infused popsicles, which are original frozen beverage alcohol bars similar to popsicles on a stick, but created in a way that they are made with premium liquors, such as tequila and vodka. Margarita, Cosmopolitan and Mojito are just a few of the manufactured cocktails that currently exist in the market. The alcohol freezing technology of Snobar can be applied to almost any cocktail/alcohol type and mixture, presenting significant market potential and an almost unlimited variety of quality flavors and employment of premium brands.

In addition, through the operations of IPIC, Snobar produces and distributes through third party manufacturers and distributors Snobar alchohol infused Ice Cream products, which are premium quality ice cream and sorbets that are also distilled spirit cocktails containing 20-30% quality liqueurs and liquors. Currently, there are 50 different Liquor Ice Cream flavors in development in classic ice cream drink flavors such as Irish Cream Ice Cream, Mojito Sorbet, Sherry Ice Cream, Brandy Alexander and Strawberry Margarita Sorbet.

Snobar products have been through extensive consumer testing across all age groups and sexes over 21 years of age. According to the results of the consumer testing, there is a large untapped market potential for frozen alcohol desserts.

The foregoing is a summary description of the terms and conditions of the Exchange Agreement and does not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement, which is filed as Exhibits 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

As permitted by Form 8-K, upon the initial closing occurring on August 31, 2015, the Company anticipates filing a Form 8-K on September 4, 2015 pertaining to the consummation of the Share Exchange, including Form 10 information as required by Item 2.01 of Form 8-K.

Amendment to Bylaws

Pursuant to authorization of the Board as permitted by the Delaware General Corporation Law and the provisions of the Company’s bylaws (“Bylaws”), the Bylaws were amended (the “Bylaws Amendment”) effective as of August 14, 2015 to reflect a change in the name of the Company to Pacific Ventures Group, Inc. (the “Company”). The Bylaws Amendment replaces all references in the Bylaws to American Eagle Group, Inc. with references to Pacific Ventures Group, Inc. A copy of the Bylaws Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 3 (iii).

ITEM 6. Exhibits

a) Index of Exhibits:

Exhibit

Table #

Title of Document

Location

3 (i)

Restated and Amended Certificate of Incorporation

This filing

3 (ii)

Bylaws

Incorporated by reference*

3 (iii)

Amendment to Bylaws

This filing

4

Specimen Stock Certificate

This filing

10.1

Share Exchange Agreement, dated August 14, 2015,

by and among Pacific Ventures Group, Inc., Snobar

Holdings, Inc., and certain shareholders of Snobar

Holdings, Inc.

This filing

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

Dated: August 14, 2015

By: /s/Brett Bertolami

Brett Bertolami

CEO, Principal Financial Officer