Form 10-Q
period 2015-09-30
Pacific Ventures Group, Inc.
filed 2015-11-25
CIK 882800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from -___________ to _____________

Commission File Number 000-54584

PACIFIC VENTURES GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2100622
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

117 West 9th Street Suite 316 Los Angeles California	90015
(Address of principal executive offices)	(Zip Code)

310-392-5606
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes []   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of November 20, 2015: 25,415,000

PACIFIC VENTURES GROUP, INC.
Quarterly Report on Form 10-Q for the
Three Months Ended September 30, 2015

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25
PART II. – OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	27
Item 6. Exhibits	28
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable	-	12,721
Inventory, net	120,346	58,256
Deposits	1,500	1,500
Total Current Assets	121,846	72,477

Fixed Assets
Fixed assets, net	39,823	106,740
Total Fixed Assets	39,823	106,740

TOTAL ASSETS	$161,669	$179,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdraft	$1,441	$2,589
Accounts payable	306,399	358,867
Accrued expenses	163,009	891,532
Deferred exclusive distribution fee	66,667	-
Current portion, notes payable	550,333	550,333
Current portion, notes payable - related party	169,838	278,821
Current portion, leases payable	42,565	36,012
Total Current Liabilities	1,300,252	2,118,154

Long-Term Liabilities:
Notes payable - related party	386,036	324,522
Leases payable	-	6,553
Total Long-Term Liabilities	386,036	331,075

Total Liabilities	1,6686,288	2,449,229

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
1,000,000 issued and outstanding	1,000	1,000
Common stock, $.001 par value, 30,000,000 shares
authorized, 25,384,031 and 22,884,031 issued and outstanding,
respectively	25,384	22,884
Additional paid in capital	4,523,606	3,126,535
Accumulated deficit	(6,074,609)	(5,420,431)

Total Stockholders' Equity (Deficit)	(1,524,619)	(2,270,012)

Total Liabilities and Stockholders' Equity (Deficit)	$161,669	$179,217

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2015	2014	2015	2014

Sales, net of discounts	$17,957	22,326	244,176	97,436
Cost of Goods Sold	(2,248)	(17,323)	(91,500)	(43,567)
Gross Profit	15,709	5,003	152,676	53,869

Operating Expenses
Selling, general and administrative	431,052	142,249	513,683	605,797
Depreciation expense	22,306	21,134	66,917	63,401
Salaries and wages	38,721	62,898	178,721	283,293
Operating Expenses/(Loss)	492,079	226,281	759,321	952,491

Loss from Operations	(476,370)	(221,278)	(606,645)	(898,622)

Other Non-Operating Income and Expenses
Interest expense	(13,200)	(25,038)	(47,533)	(52,479)

Net Income/(Loss) before Income Taxes	(489,570)	(246,316)	(654,178)	(951,101)

Provision for income taxes	-	-	-	-

Net Income/(Loss)	$(489,570)	$(246,316)	$(654,178)	$(951,101)

Basic and Diluted Loss per Share - Common Stock	$(0.02)	$(0.01)	$(0.03)	$(0.04)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Common Stock	23,019,901	22,884,031	22,929,819	22,884,031

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(654,178)	$(951,101)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	461,903	-
Depreciation	66,917	63,401
Changes in operating assets and liabilities
Accounts receivable	12,721	5,848
Inventory	(62,090)	(57,388)
Loans Receivable	-	(3,566)
Deposits	-	4,053
Accounts payable	(52,468)	71,947
Deferred exclusive distribution fee	66,667	-
Accrued expenses	124,331	125,826
Net Cash Used in Operating Activities	(36,197)	(740,980)

INVESTING ACTIVITIES
Security Deposits	-	6,478
Acquisition of fixed assets	-	53,646
Net Cash Provided By (Used In) Investing Activities	-	60,124

FINANCING ACTIVITIES
Bank overdraft	(1,148)	4,810
Proceeds from notes payable	-	500,000
Proceeds from notes payable – related party	53,838	-
Repayment of notes payable	(108,983)	-
Common stock issued for cash	92,490	160,107
Repayment on the leases payable	-	(14,085)
Net Cash Provided by Financing Activities	36,197	650,832

NET INCREASE (DECREASE) IN CASH	-	(30,024)
CASH AT BEGINNING OF PERIOD	-	30,024

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$47,533	$52,479
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$21,675	$160,000
Issuance of shares for accrued wages	$225,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.     NATURE OF OPERATIONS

The Company and Nature of Business
Pacific Ventures Group, Inc. (the "Company" or "Pacific Ventures") was incorporated under the laws of the State of Delaware on October 3, 1986, under the name AOA Corporation. On November 12, 1991, the Company changed its name to American Eagle Group, Inc. On October 22, 2012, the Company changed its name to Pacific Ventures Group, Inc.

On August 14, 2015, Pacific Ventures Group, Inc. and its stockholders entered into a share exchange agreement with Snöbar Holdings, Inc. ("Snöbar Holdings"), pursuant to which Pacific Ventures acquired 100% of the issued and outstanding shares of Snöbar Holdings' Class A and Class B common stock in exchange for 22,500,000 restricted shares of Pacific Ventures' common stock while simultaneously issuing 2,500,000 shares of Pacific Ventures' restricted common stock to certain other persons.

The Share Exchange represents a change in control of the Company and a change in business operations.  The business operations will change to that of Snöbar Holdings.

Snöbar Holdings, Inc. ("Snöbar Holdings") was formed in the State of Delaware on January 7, 2013.  Snöbar Holdings is the trustor and sole beneficiary of Snobar Trust, a California trust ("Trust"), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who controls Snöbar Holdings. The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation ("IPIC"), which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the right to the liquor licenses to sell such products and trade names "SnöBar". As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary.  Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation ("MGD"). MGD is in the business of selling and leasing freezers and providing marketing services.  As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

The Trust and IPIC are considered variable interest entities ("VIEs") and Snöbar Holdings is identified as the primary beneficiary of the Trust and IPIC. Under ASC 810, Snöbar Holdings performs ongoing reassessments of whether it is the primary beneficiary of a VIE. As the assessment of Snöbar Holdings' management is that Snöbar Holdings has the power to direct the activities of a VIE that most significantly impact the VIE's activities (it is responsible for establishing and operating IPIC), and the obligation to absorb losses of the VIE that could potentially be significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE's economic performance, it was therefore concluded by management that Snöbar Holdings is the primary beneficiary of the Trust and IPIC. As such, the Trust and IPIC were consolidated in the financial statements of Snöbar Holdings since the inception of the Trust, in the case of the Trust, and since the inception of Snöbar Holdings, in the case of IPIC.

Principles of Consolidation
The consolidated financial statements include the accounts of Pacific Ventures, Inc., Snöbar Holdings and its subsidiaries, in which Snöbar Holdings has a controlling voting interest and entities consolidated under the variable interest entities ("VIE") provisions of ASC 810, "Consolidation" ("ASC 810"). Inter-company balances and transactions have been eliminated upon consolidation.

The Company applies the provisions of ASC 810 which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that is unable to make significant decisions about its activities, (3) has a group of equity owners that does not have the obligation to absorb losses or the right to receive returns generated by its operations or (4) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity's activities (for example, providing financing or buying assets) either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

ASC 810 requires a VIE to be consolidated by the party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) that has both of the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE.

A variable interest holder that consolidates the VIE is called the primary beneficiary. If the primary beneficiary of a variable interest entity (VIE) and the VIE are under common control, the primary beneficiary shall initially measure the assets, liabilities, and non-controlling interests of the VIE at amounts at which they are carried in the accounts of the reporting entity that controls the VIE (or would be carried if the reporting entity issued financial statements prepared in conformity with generally accepted accounting principles). ASC 810 also requires disclosures about VIEs in which the variable interest holder is not required to consolidate but in which it has a significant variable interest.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include Pacific Ventures, Inc., a Delaware corporation, Snöbar Holdings, Inc. a Delaware corporation ("Snöbar Holdings"), MAS Global Distributors, Inc., a California corporation ("MGD"), International Production Impex Corporation, a California corporation ("IPIC"), and Snobar Trust, a California trust ("Trust"), which was established to hold IPIC, which in turn holds liquor licenses. All inter-company accounts have been eliminated during consolidation.  See the discussion in Note 1 above for variable interest entity treatment of the Trust and IPIC.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Sales revenues are generally recognized when an agreement exists and price is determinable, the products are shipped to the customers or services are rendered, net of discounts, returns and allowance and collectability is reasonably assured.

Shipping and Handling Costs – The Company's shipping costs are all recorded as operating expenses for all periods presented.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Accounts Receivable - Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the nine months ended September 30, 2015 and the year ended December 31, 2014, and thus has not set an allowance for doubtful accounts.

Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials.

Income Taxes - Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Income/ (Loss) Per Common Share - Income/ (loss) per share of common stock is calculated by dividing the net income/ (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities. Accordingly, basic and dilutive income (loss) per common share are the same.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are expensed as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives or the term of the lease, as appropriate. The estimated useful lives are as follows: vehicles, five years; office furniture and equipment, three to fifteen years; equipment, three years.
Fair Value of Financial Instruments - The carrying amounts of Pacific Ventures' financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to the short-term maturity of these instruments.

Concentration of Credit Risk - Financial instruments that potentially subject Pacific Ventures to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

During the nine months ended September 30, 2015 and 2014, approximately 51% and 20% of total sales were to two distributors, respectively.

As of December 31, 2014, 99%, of accounts receivable were from one distributor.  There was no accounts receivable as of September 30, 2015.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Advertising Costs - The Company expenses advertising costs when incurred.  Advertising costs incurred amounted to $35,428 and $41,509 for the nine months ended September 30, 2015 and 2014, respectively.

Critical Accounting Policies - The Company considers revenue recognition and the valuation of accounts receivable, allowance for doubtful accounts, and inventory and reserves as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in Pacific Ventures' financial statements.

Recent Accounting Pronouncements - In June 2009, the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP").  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

In April 2015, FASB issued Accounting Standards Update ("ASU") No. 2015-03, "Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs",  to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-04, "Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets",  which permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-05, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement", which provides guidance to customers about whether a cloud computing arrangement includes a software license. If such includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In April 2015, FASB issued ASU No. 2015-06, "Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions", which specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued ASU No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company's current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application is permitted  with the first annual reporting period or interim period for which the entity's financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). Our company adopted this pronouncement for year ended December 31, 2014.

In June 2014, FASB issued ASU No. 2014-12, "Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

In August 2014, the FASB issued ASU 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements which are not yet effective have been deemed either immaterial or not applicable.

We reviewed all other recently issued accounting pronouncements and determined these have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.  GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying unaudited consolidated financial statements, the Company has incurred a net loss of $654,178 for the nine months ended September 30, 2015, and has an accumulated deficit of $6,074,609 as of September 30, 2015.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability, and will continue to attempt, to secure equity and/or additional debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might arise from this uncertainty.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

4.  INVENTORIES

Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2015 and December 31, 2014, consists of:

Depreciation expense for the nine months ended September 30, 2015 was $66,917 and for the nine months ended September 30, 2014 was $63,401.

6.  ACCRUED EXPENSE

During the nine months ended September 30, 2015 and December 31, 2014, the Company had accrued expenses of $163,009 and $891,532, respectively. During July 2015, Snobar Holding issued 350,000 shares of class A common stock for $225,000 of accrued payroll liabilities.   In September of 2015, SnoBar Holding's officers with the board of directors' approval, forgave an additional $600,000 of accrued payroll liabilities.  This amount was considered forgiveness of debt by a related party and the entire $600,000 was recorded to additional paid-in capital.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

7.  INCOME TAX

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

8.    RELATED PARTY TRANSACTIONS

In January 2011, MGD entered into an unsecured promissory note with an officer and shareholder.  The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2017. The balance of the note at September 30, 2015 and December 31, 2014 was $142,621 and $142,621, respectively.  As of September 30, 2015 and December 31, 2014 Snöbar Holdings accrued $17,621 of interest.

In February of 2012, MGD entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The note's maturity date has been extended to February 1, 2017.  The note's balance is $25,000 and $25,000 as of September 30, 2015 and December 31, 2014, respectively.

Snobar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000.  The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2017.  The entire purchase price of $500,000 was expensed in 2013 and the balance on the note was $190,669 and $299,522 as of September 30, 2015 and December 31, 2014, respectively.

On March 14, 2013, MGD entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $10,000 with an interest rate of 5% and had a maturity date of March 14, 2014 and was extended.  The note is current and has an outstanding balance of $6,000 and $6,000 as of September 30, 2015 and December 31, 2014, 2014, respectively.
On March 14, 2013, MGD entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $87,121 with an interest rate of 5% and had a maturity date of March 14, 2014.  The note's maturity date has been extended to February 1, 2017.  The note is current and the entire balance is still owed and outstanding.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note's maturity date has been extended to February 1, 2017.  The note had a principal balance of $15,000 with an interest rate of 5%.

On February 24, 2014, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $20,000 with an interest rate of 8% and a maturity date of 30 days from execution of the note.  The maturity date has been extended to February 1, 2017.

During the year ended December 31, 2014, Snöbar Holdings entered into unsecured promissory notes with an entity owned by a shareholder.  The notes had a total principal balance of $16,000 with an interest rate of 2% and are due on demand.

As of September 30, 2015, an officer advanced $53,838 to IPIC to pay for operating expenses.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

9.    NOTES PAYABLE

On December 9, 2013, Snöbar Holdings entered into an unsecured promissory note.  The note had a principle balance of $100,000 with an interest rate of 6% and maturity date of February 9, 2014.  During 2014, an additional $60,000 was borrowed for a total balance of $160,000. Snöbar Holdings issued 111,328 shares of its Class A Common Stock to pay off the entire principal balance along with accrued interest.

In February 2014, MGD entered into a secured promissory note with a principal balance of $10,000. The note was secured by interests in tangible and intangible property of MGD The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off.  The effective interest rate on the note is 137%.  The note has been paid and the outstanding balance is $0 as of September 30, 2015 and December 31, 2014.

On March 10, 2014, MGD entered into a secured promissory note with a principal balance of $23,000.  The note was secured by MGD future sales and accounts receivable totaling $31,970.   The Company is to remit 2% of revenues and accounts receivables daily until the entire balance of $31,970 has been received.  The outstanding balance on the note is $23,000 as of September 30, 2015 and December 31, 2014.

On May 19, 2014, Snöbar Holdings entered into a secured convertible promissory note with a principal balance of $500,000.  The note was secured by interests in cash, accounts receivable, other receivables, inventory, supplies, other assets of Snöbar Holdings including general intangibles and rights of each liquor license owned by SnoBar Trust. The note has an interest rate of 10% and a maturity date of December 31, 2015.  The Company is to make interest only payments beginning July 1, 2014.

The lender determined Snöbar Holdings to be in default and on January 29, 2015, entered into a mutually agreed loan modification.  The agreement increased the principal balance of the note as of December 31, 2014 to $527,333 and all interest due and payable was deemed to have been paid and the conversion rights of the note were removed.  The maturity date is December 31, 2015 and if Snöbar Holdings is not in default, the maturity date of the note will automatically be extended to December 31, 2016 ("First Extended Maturity Date").  Commencing on January 1, 2016, Snöbar Holdings will make monthly payments of $15,000 until the First Extended Maturity Date.  Assuming Snöbar Holdings is not in default with respect to its obligations as of the First Extended Maturity Date, the note shall automatically be extended to December 31, 2017 ("Second Extended Maturity Date").  Commencing on January 1, 2017, the monthly payments will be increased to $25,000 for every month until the Second Extended Maturity Date.  All accrued but unpaid interest, charges and the remaining principal balance of the note is fully due and payable on the Second Extended Maturity Date.

In December of 2014, the lender purchased the note entered into by IPIC on August 22, 2014.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On August 22, 2014, IPIC entered into a secured promissory note with a principal balance of $15,000.  The note was secured by interests in all accounts, cash, deposit accounts, documents, equipment, general intangibles and inventory of International Production IMPEX Corp. The Company is to make daily payments of $163 until the entire balance is paid off for an estimated total payment of $20,550.  The effective interest rate on the note is 192%.  This loan was purchased by the lender mentioned in the paragraph above and the outstanding balance is $0 as of September 30, 2015 and December 31, 2014.

10.    STOCKHOLDERS' EQUITY

Share Exchange

On August 14, 2015, Snöbar Holdings entered into a Share Exchange Agreement ("Exchange Agreement") with Pacific Ventures Group, Inc., a Delaware corporation ("Pacific Ventures"), and Snöbar Holdings' shareholders ("Snobar Shareholders") who hold of record (i) at least 99% and up to 100% of the total issued and outstanding shares of Class A Common Stock and (ii) 100% of the total issued and outstanding shares of Class B Common Stock. In accordance with the terms and provisions of the Exchange Agreement, Pacific Ventures shall acquire (i) at least 99% and up to 100% of the total issued and outstanding shares of Snöbar Holdings' Class A Common Stock and (ii) 100% of the total issued and outstanding shares of Snöbar Holdings' Class B Common Stock from Snöbar Holdings' Shareholders, thus making Snöbar Holdings a majority-owned or wholly-owned subsidiary, in exchange for the issuance to the Snobar Shareholders of at least 22,285,000 and up to 22,500,000 shares of restricted common stock of Pacific Ventures for each share of common stock of Snobar while simultaneously issuing 2,500,000 shares of restricted common stock of Pacific Ventures to certain other persons.

The 2,500,000 shares of restricted common stock were issued for the following:

600,000 shares of restricted common stock  were issued for services for a total of $326,900 of non-cash expenses.

A former officer of Pacific Ventures received 1,000,000 shares of restricted common stock in exchange for his 1,000,000 shares of Series E Preferred Stock.

900,000 shares of restricted common stock were issued to extinguish $21,675 of debt due to an officer and shareholder of Pacific Ventures.

Preferred Stock was authorized October 2006 for up to 10,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preferences to dividends or liquidation rights.   As of September 30, 2015 there are 1,000,000 shares of Preferred Class E Stock issued.

Common Stock was authorized October 22, 2012 for up to 100,000,000 shares, par value $0.001 per share.  Common Stock shareholders get one vote per share.  As of September 30, 2015, there were 25,384,031 shares of Common Stock outstanding.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

11. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Capital Lease
MGD leased certain machinery and equipment in 2014 and 2013 under an agreement that is classified as a capital lease.  The cost of equipment under capital leases is included in the balance sheets as property, plant and equipment and was $33,121 and $44,946 at September 30, 2015 and December 31, 2014, respectively.  Accumulated depreciation of the leased equipment at September 30, 2015 and December 31, 2014 was $105,588 and $109,908, respectively.
Operating Lease
IPIC is currently obligated under two operating leases for office spaces and associated building expenses.  One of the leases expires in December 2015 and the other lease is on a month to month basis.

For the nine months ended September 30, 2015 and 2014, International Production and MGD had rent expense of $8,314 and $53,133, respectively.

12.   SUBSEQUENT EVENTS

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events. ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We have evaluated all subsequent events through the date these consolidated financial statements were issued, and determined the following are material to disclose:

Share Issuances

•	During October 2015, the Company issued 345,000 shares of common stock for services.
•	During October 2015, the Company issued 70,000 shares of common stock for $35,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may make other written and oral communications from time to time that contain such statements. Forward-looking statements include statements as to industry trends, our future expectations and other matters that do not relate strictly to historical facts and are based on certain assumptions of our management (such assumptions may be identified by "we," "our" or "us"). These statements are often identified by the use of words such as "may," "strive," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," and similar expressions or variations. Further, these statements are based on the beliefs and assumptions of our management based on information currently available. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the risks described in the section entitled "Risk Factors" under Item 1A in our  Form 8-K for the year ended December 31, 2014 filed on September 25, 2015.

We caution the reader to carefully consider such factors. Moreover, such forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Corporate History

Pacific Ventures Group, Inc. ("Pacific Ventures" or the "Company") was incorporated under the laws of the State of Delaware on October 3, 1986.

On August 14, 2015, the Company entered into that certain Share Exchange Agreement ("Exchange Agreement") with Snobar Holdings, Inc., a Delaware corporation ("Snobar"), and the shareholders of Snobar ("Snobar Shareholders") who hold of record (i) at least 99% and up to 100% of the total issued and outstanding shares of Snobar's Class A Common Stock ("Snobar Class A Common Stock") and (ii) 100% of the total issued and outstanding shares of Snobar's Class B Common Stock ("Snobar Class B Common Stock"). In accordance with the terms and provisions of the Exchange Agreement, the Company shall acquire (i) at least 99% and up to 100% of the total issued and outstanding shares of Snobar Class A Common Stock and (ii) 100% of the total issued and outstanding shares of Snobar Class B Common Stock from the Snobar Shareholders, thus making Snobar a majority-owned subsidiary or wholly-owned subsidiary, in exchange for the issuance to the Snobar Shareholders of at least 22,285,000 and up to 22,500,000 shares of restricted common stock of the Company (the "Exchange") for each share of common stock of Snobar while simultaneously issuing 2,500,000 shares of restricted common stock of the Company ("Other Issuance") to certain other persons ("Other Persons").

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

Plan of Operations

Through the operations of IPIC, Snobar produces and distributes through third party manufacturers and distributors Snobar alchohol infused popsicles, which are original frozen beverage alcohol bars similar to popsicles on a stick, but created in a way that they are made with premium liquors, such as tequila and vodka.

IPIC is initially marketing two products: SnöBar alcohol infused ice pops, and SnöBar alcohol infused ice cream and sorbet.

SnöBar ice pops are original frozen alcohol beverage bars, similar to popsicles on a stick, but made with premium liquor such as premium tequila and vodka and are currently manufactured in three flavors, Margarita, Cosmopolitan and Mojito.  The alcohol freezing technology used to produce these beverage bars can be applied to almost any alcohol type and mixture, presenting significant market potential and an almost unlimited variety of flavors and employment of premium brands.  Each ice pop is the equivalent of a full cocktail.

SnöBar ice cream is an additional innovative product that the company is marketing using proprietary formulas and technology. These products are premium ice cream and sorbets that are distilled spirit cocktails containing up to 20% quality liqueurs and liquors.  Currently, there are four flavors available: Brandy Alexander; Brandy Alexander with chocolate chips; Grasshopper; and Pink Squirrel.  There are also numerous different liquor ice cream flavors in development in classic ice cream drink styles such as Coffee Liqueur Ice Cream, Pina Colada Sorbet, Sherry Ice Cream, and Strawberry Margarita Sorbet. The product contains ultra premium dairy and the highest quality of ingredients.

Our Technology

What makes the SnöBar products unique is the proprietary formulation and method of manufacturing.   SnöBar ice pops and SnöBar ice cream use a system to stabilize the alcohol molecule, whereby the alcohol content, quality and flavor is not degraded during the production process. The technology is also applicable to other food and beverage products such as yogurt, water ice creations and alcohol based goods.  IPIC has begun the process of obtaining trade secret and other intellectual property protections as to these unique technologies. The SnöBar brand is fully trademarked within the USA and is currently seeking worldwide trademark rights.

Our Market

SnöBar brand products have been through extensive consumer testing across all age groups and sexes over 21 years of age. According to the results of the consumer testing, there is a large untapped market potential for frozen alcohol desserts. Market research shows that there are very few alcohol infused ice-creams and ice pops available in the U.S. markets and the few that are out there are of lower quality ingredients and are not mass produced. IPIC holds several Federal and State granted liquor licenses.  These licenses allow the SnöBar product line to be introduced and distributed in 95% of the United States.  IPIC desires to be the first to mass market the SnöBar alcohol-infused products in this untapped and sizeable market segment and capitalize on these two exclusive products. IPIC only uses the finest of ingredients and dairy to produce SnöBar products and strives to achieve the highest quality of texture and taste for all of the SnöBar products. IPIC believes that the SnöBar brand has the potential to scale on a national and international level with worldwide distribution capabilities.

In 2012, the SnöBar brand was introduced in the USA in the state of Arizona. The brand was extremely well received and was immediately placed in the top chain stores and restaurants, resorts including Total Wine and the Bevmo Chains.  Due to its multiple applications and uses, the SnöBar alcohol infusing technology is used to create exotic and innovative cocktails and the most unique and delicious desserts.  SnöBar is one of the only few spirit brands that can offer incremental revenues and not compete with other spirits currently on the market.

In 2013, the SnöBar brand was launched in Nevada. Immediately, the SnöBar products were in demand in all the major casinos and resorts. The SnöBar brand joined forces with reputable hotels and resorts, including, but not limited to, the Bellagio, Golden Nugget, Rio, Wynn, Encore, TAO, Caesars Palace, Hilton, The M and MGM. In Nevada, IPIC's focus is to place the SnöBar brand within all the venues of the hotels including catering and banquets, room service, retail outlets and nightclubs.

Immediately following Nevada, the SnöBar brand was launched in the state of Florida, in cities including Miami, Tampa, Orlando, Jacksonville and the panhandle. This expansion resulted in SnöBar products being offered by reputable hotels and resorts, including, but not limited to, Ritz Carlton Hotel, Fountainbleau, Hilton, Waldorf Astoria and The Breakers Resort.

In 2014, the SnöBar brand was launched in California. Over 100 accounts with retailers for SnöBar products were established in the 90 day period following the launch in California.  The focus in California has been ensuring that the accounts are reordering product and being serviced and supported properly. Currently, SnöBar products are being offered by Gelson's Markets and there has also been interest from other chains such as Ralph's (Kroger) and Costco.

Our Distribution Plan

Walmart, the largest retailer in the world, approved the SnöBar brand to be test marketed in approximately 8 stores in the Florida market. The first store sold out of more than 10 cases of SnöBar products within the first two weeks prompting an 85 case reorder. After a three month trial period, Walmart approved the expansion of SnöBar products into more stores in the Florida market.

In 2015, the SnöBar brand was launched in North Carolina and South Carolina teaming up with a distributor who is well known in the market place. The brand has been very well received within the market.

In the first two months of 2015, IPIC restructured its approach to distribution of SnöBar products and scaled back the operating expenditures by reducing its expenses. Most notably, SnöBar products are now distributed by a local Nestle Distributor in the California markets resulting in almost a 50% decrease in distribution expenses to IPIC.

IPIC has recently entered into contracts with three international distributors pursuant to which IPIC has licensed to the international distributors a right to distribute SnöBar products to certain international destinations.  One of the contracts provides for a non-exclusive right to distribute for a minimum term of three years with an aggregate of $725,000 worth of SnöBar products for distribution in Grand Cayman Island, Slovenia, Croatia, Serbia and Cuba, if and when trade is permissible with Cuba. Another contract provides for an exclusive right to distribute for a minimum term of two years with an aggregate of $700,000 worth of SnöBar products for distribution in Puerto Rico, Costa Rica, Dominican Republic and Panama.  The last contract provides for an exclusive right to distribute for a minimum term of two years with an aggregate of $700,000 worth of SnöBar products for the first year and $300,000 worth of SnöBar products for each year thereafter for distribution in mainland China, Hong Kong, Macau and Thailand.  IPIC has already received the initial orders from these international distributors.

IPIC is also in negotiations with other international distributors for exportation of SnöBar products to territories, including Australia, New Zealand and Europe.

IPIC has recently entered into a contract with a distributor in the United States pursuant to which IPIC has licensed to the domestic distributor an exclusive right to distribute SnöBar products.  The contract provides for a minimum of two years with an aggregate of $500,000 worth of SnöBar products for distribution in North Carolina and South Carolina.

IPIC is also in negotiations with other domestic distributors for distribution of SnöBar products to Texas, where a large retail chain named Spec's has approved of offering SnöBar products for sale, as well as Alabama.

In order to scale distribution, SnöBar will partner with more food, beverage and alcohol distributors. The SnöBar products are primarily sold through direct sales forces to distributors. The product delivery will occur through frozen distribution channels. Transportation of the product from the manufacturing facility to customers will be handled by third parties contracted by IPIC. IPIC is utilizing frozen warehouse facilities in Los Angeles and Phoenix, and accounts in Las Vegas and Miami will be shipped directly to the distributor.

In addition, IPIC may sell the SnöBar products through joint ventures with and global or regional duty free customers. IPIC may also sell the SnöBar products through governmental liquor authorities in jurisdictions where aspects of the purchase and distribution of products that contain alcohol are under government control.

Manufacturing

Due to the confidentiality of the SnöBar ice cream and SnöBar formulas and manufacturing processes, IPIC has established a manufacturing agreement with a large frozen dessert manufacturer and packer in Southern California that is large enough to meet initial and all anticipated future demand for the SnöBar brands. The co-packing facility can scale to handle worldwide demand of the SnöBar products. The co-packing facility currently manufactures for such retailers as Trader Joes and Whole Foods.

Inventory

IPIC maintains inventory of SnöBar products with the third-party manufacturer/co-packer of its ice-pops and ice creams, as well as with third-party distributors of its products. IPIC's products that are in inventory may be subject to spoliation, theft, or other hazards that could adversely affect the financial condition, results of operations or business of IPIC. While IPIC tries to take precautions to prevent such occurrences, the ice pops, in particular, require refrigeration to a certain temperature that if not maintained can cause the degradation in the products' consistency. Ultimate end consumers may not maintain their freezers at the required temperatures which may cause them to believe that their ice-pops have partially melted and therefore they may return the ice-pops, requiring IPIC to reimburse its distributors and take such product back into inventory for possible disposal. No assurance can be given that individual consumers will be educated in the proper freezing requirements of the SnöBar products.

Competition

The global distilled spirits industry is very competitive and the dessert industry is very competitive. The SnöBar products compete on the basis of product quality, brand image, price, service and innovation in response to consumer preferences. While the industry is highly fragmented, major competitors on the alcohol-side of the business include Brown-Forman Corporation, Diageo PLC, Beam, Inc, Pernod Ricard S.A., Bacardi Limited, Davide Campari Milano-S.P .A., Remy Cointreau S.A., and Constellation Brands, Inc. and major competitors on the dessert-side of the business include such premium brands as Haagen Dazs and Dreyer's, which are owned by Nestle's and Ben and Jerry's which is owned by Unilever.

Regulatory Environment

The production, storage, transportation, distribution and sale of the SnöBar products are subject to regulation by federal, state, local and foreign authorities. Various countries and local jurisdictions prohibit or restrict the marketing or sale of products containing alcohol in whole or in part.

The Bureau of Alcohol, Tobacco, Firearms and Explosives regulates the U.S. spirits industry with respect to production, blending, bottling, sales, advertising, and transportation of industry products. Also, each state in the United States regulates the advertising, promotion, transportation, sale, and distribution of such products.  Many of the key markets for IPIC's business, distilled spirits are subject to federal excise taxes and/or customs duties, as well as state/provincial, local and other taxes. Sales of products containing alcohol could be adversely impacted by increases to excise tax rates, which are considered from time to time by U.S. states and municipalities and in other key markets for IPIC's business. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases could have an adverse effect on IPIC's business, financial condition and results of operations.

Employees

As of September 30, 2015, Snöbar Holdings does not have any employees.  IPIC, a consolidated variable interest entity of Snöbar Holdings, which conducts the operations of producing, selling and distributing alcohol-infused ice creams and ice-pops, has five (5) employees as of September 30, 2015.

Results of Operations

Results of Operations for the three and nine months ended September 30, 2015 and 2014.

Revenues

Sales, net of discounts for the nine months period ended September 30, 2015 were $244,176, increasing by $146,740 compared to the same period in 2014, due to increased export contract sales and increased distribution to retail locations in California.   However, cost of goods sold for the nine months period ended September 30, 2015 were $91,500, increasing by $47,933 compared to the same period in 2014, due to higher sales volume. As a result, gross profits for the nine months period ended September 30, 2015 were $152,676, increasing by $98,807 compared to the same period in 2014.

Sales, net of discounts for the three months period ended September 30, 2015 were $17,957, declining by about $4,369 compared to the same period in 2014. However, cost of goods sold for the three months period ended September 30, 2015 were $2,248, declining by $15,075 compared to the same period in 2014. As a result, gross profits for the three months period ended September 30, 2015 were $15,709, compared to $5,003 in the same period in 2014.

Operating Expenses

Total operating expenses for the nine months period ended September 30, 2015 were $759,321, decreasing by $193,170 compared to the same period in 2014, mainly due to decreases in selling, general and administrative expenses and salaries and wages. Total operating expenses for the three months period ended September 30, 2015 were $492,079, increasing by $265,798 compared to the same period in 2014, due to an increase in selling, general and administrative expenses of approximately $289,000 because of expenses related to the share exchange agreement offset by a decrease in salaries and wages of approximately $24,000.  In January 2015, the Company decided to restructure and reduce our operating expenditures. International Production IMPEX Corp partnered with a regional frozen ice cream distributor and as a result we reduced or eliminated truck expenses, driver and storage fees.  In addition, we moved into a smaller office and reduced rent.

We anticipate our operating expenses will increase as we continue with our plan of operations and continue to develop our SnoBar product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months period ended September 30, 2015 were $513,683, decreasing by $92,114 compared to the same period in 2014, which decrease was primarily due to a decrease in travel expenses, rent, taxes and insurance and the implementation of cost cutting measures as to other overhead expenses. Selling, general and administrative expenses for the three months period ended September 30, 2015 was a $431,052, compared to expenses of $142,249 in the same period in 2014, which increase was primarily due to an increase in stock compensation related to the share exchange agreement.

Depreciation Expense

Depreciation expense for the nine months period ended September 30, 2015 was $66,917, similar to the expense of $63,401 in the same period in 2014. Depreciation expense for the three months period ended September 30, 2015 was $22,306, a slight increase from $21,134 in the same period in 2014.

Salaries and Wages

Salaries and wages for the nine months period ended September 30, 2015 were $178,721, decreasing by $104,572 compared to the same period in 2014, due to cost cutting measures, which were primarily the reduction of staff and the reduction of salary and wages to the remaining staff. Salaries and wages for the three months period ended September 30, 2015 were $38,721, decreasing by about $24,177 compared to the same period in 2014, which was due to cost cutting measures, which were primarily the reduction of staff and the reduction of salary and wages to the remaining staff.

Other Non-Operating Income and Expenses

Total non-operating income and expenses for the nine months period ended September 30, 2015 were ($47,533), decreasing by about $4,946 compared to the same period in 2014. Total non-operating income and expenses for the three months period ended September 30, 2015 were ($13,200), decreasing by $11,838 compared to the same period in 2014, due to a decrease in interest expense.

Net Loss

Net loss for the nine months period ended September 30, 2015 was $654,178, decreasing by about $296,923 compared to the same period in 2014, due to a decrease in selling, general and administrative expenses and salaries and wages. Net loss for the three months period ended September 30, 2015 was $489,570, increasing by about $243,254 compared to the same period in 2014, primarily due to expenses related to the share exchange agreement.

Liquidity and Capital Resources

As of September 30, 2015, we had current assets in the amount of $121,846, consisting primarily of inventory. Our current liabilities as of September 30, 2015 were $1,300,252. Thus, we had a working capital deficit of $1,178,406 as of September 30, 2015.

Our principal sources of liquidity have been cash generated by issuing new shares in Snöbar Holdings and cash generated from operations.

In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. Expanding market awareness of the SnöBar products and our international distribution networks, together with further improvement of the SnöBar products will require future capital and liquidity expansion. Since our inception in January 2013, our shareholders have contributed a significant amount of capital making it possible for us to develop and market the SnöBar products. To continue to develop our product offerings and expand our services and to realize an international coverage a significant capital increase has been and will continue to be required. We have drafted an investment plan and concluded we should enter in the process of raising additional capital from current shareholders and new investors.

Our ability to continue our product development and move forward with our business plans will be contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements and it is not anticipated that the Company will enter into any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Based on this definition, we have identified the critical accounting policies and judgments addressed which are described in Note 1 to our consolidated financial statements.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2015.

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure (see below for further discussion).

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

An aggregate of 25,000,000 shares of common stock were issued pursuant to the Share Exchange Agreement described above on September 25, 2015.

During October 2015 we issued 345,000 shares of common stock for services.

During October 2015 we issued 70,000 shares of common stock for an aggregate purchase price of $35,000.

All securities granted or sold under these agreements are unregistered and may only be resold or transferred if they later become registered or fall under an exemption to the Securities Act or applicable state laws.  Our typical investor or grantee generally relies upon Rule 144 of the Securities Act, which, in addition to requiring several other conditions before resale may occur, requires that the securities issued be held for a minimum of six months.  We generally used the proceeds of the foregoing sales of securities for repayment of indebtedness, working capital and other general corporate purposes.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended September 30, 2015, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

PACIFIC VENTURES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Dated: November 25, 2015	By:	/s/ Brett Bertolami
Brett Bertolami Principal Financial Officer