Form 10-Q/A
period 2015-09-30
Pacific Ventures Group, Inc.
filed 2015-12-03
CIK 882800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Pacific Ventures Group, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 25, 2015 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Amendment No. 1 was filed on December 2, 2015 but due to a software glitch, the XBRL files were not correct.  This Amendment No. 2 is being filed to ensure the correct files are submitted.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PACIFIC VENTURES GROUP, INC.

Dated: December 3, 2015	By:	/s/ Brett Bertolami
Brett Bertolami Principal Financial Officer