Form 10-Q/A
period 2015-09-30
Pacific Ventures Group, Inc.
filed 2015-12-07
CIK 882800

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 3

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  September 30, 2015

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

Shares of Common Stock, par value $0.01, outstanding as of December 05, 2015: 25,415,000
Shares of Preferred Stock, par value $0.01, outstanding as of December 05, 2015: 1,000,000

EXPLANATORY NOTE

This Amendment No. 3 to the Form 10-Q (this "Amendment") amends the Quarterly Report on Form 10-Q of Pacific Ventures Group, Inc. for the period ended September 30, 2015, filed on December 7, 2015 (the "Form 10-Q"), as amended, for the purpose of (1) disclosing the appointment of an Interim Chief Financial Officer in Item 5, Other Information, and (2) correcting the signature page of the Form 10-Q and refiling Exhibits 31.1 and 32.1 and in connection therewith, to amend Part II, Item 6 of the Form 10-Q and the Exhibit Index to the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

ITEM 6.  EXHIBITS

As previously disclosed in our Form 8-K filed on September 25, 2015, Brett Bertolami resigned as the Company's Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as a Director, and Robert E. Smith was appointed as the Chairman of the Board of Directors, Chief Executive Officer and as a member of the Board of Directors of the Company, Shannon Masjedi was appointed as the President, Chief Operating Officer, and Secretary and as a member of the Board of Directors of the Company, and Marc Shenkman was appointed as the Executive Vice President and as a member of the Board of Directors of the Company.

In addition, Shannon Masjedi was also appointed the interim Chief Financial Officer of the Company until a permanent replacement is located.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certifications pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 7, 2015.

PACIFIC VENTURES GROUP, INC.

By:	/s/ Robert E. Smith
Robert E. Smith , Principal Executive Officer

By:	/s/ Shannon Masjedi
Shannon Masjedi, Principal Financial Officer and Principal Accounting Officer