Form 10-K
period 2015-12-31
Pacific Ventures Group, Inc.
filed 2016-05-23
CIK 882800

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54584

PACIFIC VENTURES GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

California	75-2100622
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

117 West 9th Street, Suite 316
Los Angeles, California	90015
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 392-5606

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes  ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2015, was 184,000.

Number of shares of Common Stock, par value $0.001, outstanding of the registrant's common stock as of May 20, 2016:  26,399,864shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

PACIFIC VENTURES GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission (the "Commission") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

Overview

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

Snöbar Holdings, Inc. ("Snöbar Holdings") was formed in the State of Delaware on January 7, 2013.  Snöbar Holdings is the trustor and sole beneficiary of Snobar Trust, a California trust ("Trust"), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who controls Snöbar Holdings. The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation ("IPIC"), which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names "SnöBar". As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary.  Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation ("MGD"). MGD is in the business of selling and leasing freezers and providing marketing services.  As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

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

Our principal executive office is located at 117 West 9th Street, Suite 316, Los Angeles, California.   Our main telephone number is (310) 392-5606.

Operations

Description of Snöbar Holdings, Inc.

GENERAL

Snöbar Holdings, Inc., a Delaware corporation ("Snöbar Holdings"), was incorporated in the state of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of Snobar Trust, a California trust ("Trust"), which was formed in June 1, 2013. The trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi. The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation ("IPIC"), which was formed on August 2, 2001. IPIC is the owner of liquor licenses and the trade name "SnöBar" and is in the business of selling and distributing alcohol-infused ice creams and ice-pops through its distributors. Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation ("MGD"). MGD is in the business of selling and leasing freezers and providing marketing services.  As a matter of law, IPIC may not be engaged in any business similar to MGD.  As a result of the foregoing, Snöbar Holdings is the beneficiary of all assets, liabilities and any income received from the business of IPIC through the Trust and is the parent company of MGD.

IPIC is a food and beverage, alcohol distribution company, that is initially marketing two products: SnöBar alcohol infused ice pops, and SnöBar alcohol infused ice cream and sorbet.

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

SnöBar ice cream is an additional innovative product that the company is marketing using proprietary formulas and technology. These products are premium ice cream and sorbets that are distilled spirit cocktails containing up to 20% quality liqueurs and liquors.  Currently, there are four flavors available: Brandy Alexander; Brandy Alexander with chocolate chips; Grasshopper; and Pink Squirrel.  There are also numerous different liquor ice cream flavors in development in classic ice cream drink styles such as Coffee Liqueur Ice Cream, Piña Colada Sorbet, Sherry Ice Cream, and Strawberry Margarita Sorbet. The product contains ultra premium dairy and the highest quality of ingredients.

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

MARKET

The alcohol and distilled spirits market, and ice cream markets have consistently exhibited year-over-year growth, and are projected to continue this positive trend.  Not only are these products a part of an expanding market segment, but they have been received by a wide range of consumers who find them entertaining and enjoyable to consume.  The alcohol beverage and dessert industries are extremely innovative and continuously add new and original products.  IPIC has determined that capturing even a small portion of these markets would surpass the initial production capabilities of the SnöBar products and provide a platform for exponential growth nationally and internationally.

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

Walmart, the largest retailer in the world, approved the SnöBar brand to be test marketed in a few stores in the Florida market. The first store sold out of more than 10 cases of SnöBar products within the first two weeks prompting an 85 case reorder. After a three month trial period, Walmart approved the expansion of SnöBar products in to more stores in the Florida market.

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

Ice Cream and Ice Pops

While the majority of ice cream sales have long been regular-fat products, ice cream manufacturers continue to diversify their lines of frozen desserts in order to fit into various lifestyles.  However, most consumers are looking for an indulgence when eating ice creams, which makes these products  well situated  with its ideal formula of two enjoyable products, ice cream and alcohol in an affordable combination.

Alcohol

The second ingredient in SnöBar ice cream and SnöBar ice pops is alcohol.  The U.S. beverage alcohol market is over $400 billion according to The Distilled Spirits Council of the United States ("DISCUS").  The SnöBar alcohol-infused ice cream and ice pop products take advantage of the success of the thriving frozen desserts industry and the successful alcohol beverage industry, making SnöBar ice cream and ice pop products a hybrid of uniqueness conducive to the consumer markets.

OPPORTUNITY

IPIC has created a proprietary formula and the methodology and manufacturing technique to mass produce alcohol-infused ice cream leveraging production facilities, warehousing, distribution, and merchandising methods currently used for ice cream.   Specifically, the proprietary formulation and manufacturing method stabilize the alcohol molecules from interacting with ice crystals and milk proteins making it possible to mass-produce a solid alcohol-infused ice cream that has a flavoring system of up to 20% distilled spirits.  To date, SnöBar ice cream is one of the only products of its kind in the U.S.

The original invention of these frozen alcohol desserts follows the same recipes used by America's finest bars and restaurants.  The SnöBar products are distilled spirit cocktails that contain up to 20% quality liqueurs and liquors.  What makes liquor ice cream and sorbet different is that the product is solid just like regular ice cream, not semi-soft or in a milk shake consistency like one would find at bars and restaurants:   These products are ready-to-eat solid or can be blended into a cocktail.   While SnöBar products look like ice cream and frozen popsicles, the Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") and Food and Drug Administration ("FDA") have classified SnöBar ice cream and SnöBar pops as distilled spirits due to the alcohol content.

This formulation positions these two products in a unique market opportunity taking advantage of the $26 billion a year frozen dessert market and the over $400 billion a year alcohol beverage market. A 5 ounce serving represents a significant consumer value when compared to the cost of a traditional drink. Additionally, the concept of a frozen alcohol dessert product is seen by female consumers in our studies as being "innovative" and "fun".

Female consumers have generally been high consumers of the dessert market; consequently, males have been the greater consumer of alcohol.  The primary target market for these two products is adult women 21 to 65. An alcoholic-infused ice cream drink would appear to combine the best of both worlds for the female consumer. Of course, to a large degree the market for frozen alcohol desserts includes all adults, excluding those who have dietary, medical, or social/religious concerns. This presents an opportunity for a new innovative product that specifically addresses both females and males.

IPIC will market and promote the SnöBar brand utilizing a proprietary manufacturing and freezing method where the alcohol content and flavor is not degraded during the production process.  SnöBar ice pops are frozen beverage alcohol bars, similar to a popsicle on a stick, and are currently manufactured in three flavors; Margarita, Cosmopolitan, and Mojito.  Both recipes include premium liquors of blue agave tequila and vodka, however, the alcohol freezing technology can be applied to almost any alcohol type and mixture, presenting significant market potential and an almost unlimited variety of flavors and employment of premium brands.

While SnöBar popsicles are included in the frozen dessert and alcohol beverage category, initially sales are expected to be driven mostly by on-premise accounts.  The spirits category represents over 650,000 licensed retail accounts absorbing sales of over 175 million x 9 liter equivalent cases annually. IPIC can viably reach 30% of this market, approximately 195,000 outlets, accounting for 52.5 million equivalent cases. While a core-target audience of females 21 to 65 years old have been highly accepting and positive regarding the product, our market studies show that the actual acceptance band of the product is much wider, and that if cost is not a purchase condition, most people of drinking age will try one or more.

With a confidential/proprietary formula and exclusive manufacturing process, coupled with a focused launch and national distribution network, IPIC strives to be the first to market in this unique segment and capitalize on a revolutionary product.

STRATEGY

The International Dairy Food Association ("IDFA") reported that approximately 86% of packaged ice cream retail sales occur in supermarkets. Convenience store sales represented 11.4%, drug stores were at nearly 2%, while 0.6% occurred at other locations.

The current marketing strategy is to sell products to high-end restaurants, resorts, cruise lines and hotels.  Additionally, various celebrity branding and product endorsements are currently being explored.  Initially, IPIC will focus on major accounts in four core markets consisting of Southern California, Phoenix, Las Vegas and Miami. The larger vision is to sell products in grocery stores such as Kroger, Wal-Mart and others, and thereafter to begin a national marketing program to all U.S. retailers. It is essentially a top down marketing plan where products are placed with the largest retailer then trickle down to the smallest seller in each market area.

The fact that SnöBar products are unique and exclusive, allows SnöBar to bring new consumers and revenue to our vendors, hence creating incremental growth in their overall sales. A national direct mail campaign to liquor retailers and leading food service operators will support these efforts.  By SnöBar creating a new vehicle for distilled spirits, many consumers will be tasting liqueurs and liquors for the first time, and in the very favorable mixed medium of premium ice cream.

The initial target market for SnöBar popsicles consists of bars, night clubs, restaurants, resorts, hotels, event banquet and catering firms, and cruise lines. Negotiations are currently underway with several more Las Vegas resorts and a major cruise line to initially launch the SnöBar products. Heavy attention will also be given to consumer and trade shows in the beverage industry to provide exposure and sampling as well as to enlist new accounts. IPIC intends to provide SnöBar products to more major groceries stores at a later date.

At the outset, the target consumer is 21 to 34 year olds, predominately females that frequent restaurants, bars, and events on a regular basis.   While the consumer demographic is predominantly female, the slight majority of the purchasers are male for female consumption. Our marketing studies and strategy have identified these trends and structured promotional efforts accordingly.  IPIC will coordinate and oversee all out-sourced brand awareness and public relations activities. Many of the strategies used will be replications of the past successes experienced by management and other similar demographically-oriented products.

MAS Global Distributors, Inc., a California corporation ("MGD"), formed in December 14, 2010, a majority owned subsidiary of Snöbar Holdings, is the sole marketer for SnöBar ice cream and SnöBar ice pops. MGD handles all the marketing and promotional aspect for the SnöBar product line.

Seasonality

While it is anticipated that SnöBar ice cream will be consumed year round with special holiday flavors and promotions planned, it is anticipated that SnöBar consumption will be strong in warm climates, specialty venues, cruise lines, resorts, and of course seasonal occasions.

Raw Materials and Other Supplies

The principal raw materials for the production, storage and aging of distilled products are primarily corn and other grains for whiskies and other spirits, agave for tequila, molasses for rum, grapes for cognac, sticks for the popsicles and milk and other dairy products for the ice cream. IPIC does not currently have any long-term supply agreements with third-party suppliers for the purchase of any of raw materials used in our products. From time to time, these raw materials are affected by weather and other forces that may impact production and quality, and, ultimately, their price.

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

Inventory

IPIC maintains inventory of SnöBar products with the third-party manufacturer/co-packer of its ice-pops and ice creams, as well as with third-party distributors of its products . IPIC's products that are in inventory may be subject to spoliation, theft, or other hazards that could adversely affect the financial condition, results of operations or business of IPIC. While IPIC tries to take precautions to prevent such occurrences, the ice pops, in particular, require refrigeration to a certain temperature that if not maintained can cause the degradation in the products consistency. Ultimate end consumers may not maintain their freezers at the required temperatures which may cause them to believe that there ice-pops have partially melted and therefore they may return the ice-pops, requiring IPIC to reimburse its distributors and take such product back in to inventory for possible disposal. No assurance can be given that individual consumers will be educated in the proper freezing requirements of the SnöBar products.

Distribution

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

In addition, IPIC may sell the SnöBar products through joint ventures with and global or regional duty free customers. IPIC may also sell the SnöBar products through governmental liquor authorities in jurisdictions where aspects of the purchase and distribution of products that contain alcohol are under government control. Examples of such authorities are the eighteen "control" states (and one county) in the United States and the Liquor Control Boards in Canada.

TRADEMARKS

IPIC sells the SnöBar products under a number of trademarks, brand names and trade names that are important to its continued success. The SnöBar brand is fully trademarked within the USA and is currently seeking worldwide trademark rights.  IPIC's business could be adversely affected by the loss of any major brand or by material infringement of its intellectual property rights. The SnöBar products are also subject to intellectual property risks because existing trademark laws offer only limited protection, and the laws of some countries in which the SnöBar products are or may be developed, manufactured or sold may not fully protect the SnöBar products from infringement by others.

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

ENVIRONMENTAL MATTERS

IPIC is subject to both U.S. and international laws and regulations relating to the protection of the environment. In the U.S., the laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and Superfund (the environmental program established in the Comprehensive Environmental Response, Compensation, and Liability Act to address abandoned hazardous waste sites), which imposes joint and severable liability on each potentially responsible party.

EMPLOYEES

As of December 31, 2015, Snöbar Holdings does not have any employees.  IPIC, a consolidated variable interest entity of Snöbar Holdings, which conducts the operations of producing, selling and distributing alcohol-infused ice creams and ice-pops, has five (5) employees as of December 31, 2015.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before making a decision to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, results of operations and financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

We are seeking to market and advertise alcohol infused frozen products, and may not be able to accomplish our goal.
A key feature of our growth strategy is to engage in the marketing and advertising of alcohol infused frozen products.  Doing so presents significant challenges and subjects our business to significant risks.  For example, we face substantial competition in these areas, and do not have as extensive a history of operating in these areas as some of our competitors.  If we are unsuccessful in marketing and advertising alcohol infused frozen products, our ability to grow our business could be significantly limited.

The alcohol and dessert industries are highly competitive and if we are unable to compete successfully, our business will be harmed.

The alcoholic beverage industry and the dessert industry are extremely competitive. If we are unable to compete successfully against current or future competitors in such industries, our revenues, margins and market share could be adversely affected, any of which could significantly harm our business, operating results or financial condition.

Our success depends on certain key personnel.

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel. It is anticipated that our executive officers will enter into employment agreements. However, while it is customary to use employment agreements as a method of retaining the services of key personnel, these agreements do not guarantee us the continued services of such employees. In addition, we have not entered into employment agreements with most of our key personnel.  The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on projects and could have an adverse impact on our client and industry relationships, our business, operating results or financial condition.

 We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our businesses.

Our success depends to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. We expect competition for personnel with the specialized creative and technical skills needed to create our products and provide our services will continue to intensify.  We often hire individuals on a project-by-project basis, and individuals who work on one or more projects for us may not be available to work on future projects.  If we have difficulty identifying, attracting, hiring, training and retaining such qualified personnel, or incur significant costs in order to do so, our business and financial results could be negatively impacted.

Risks associated with commodity price volatility and energy availability could adversely affect our business.

We are exposed to risks associated with commodity price volatility arising from supply conditions, geopolitical and economic variables, weather, and other unpredictable external factors. We buy commodities such as corn and other grains, molasses, grapes, sticks and plastic for the production, packaging and distribution of our products. Availability, increases and volatility in the prices of these commodities, as well as products sourced from third parties and energy used in making, distributing and transporting our products, could increase the manufacturing and distribution costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and pricing adjustments, there is no assurance that we will be able to offset such cost increases in the future.

We rely on the performance of wholesale distributors and other marketing arrangements and could be adversely affected by consolidation, poor performance or other disruptions in our distribution channels and customers.

Our alcohol-infused popsicles and ice cream products are sold principally through wholesale distributors for resale to retail outlets. The replacement, poor performance or financial default of a major distributor or one of its major customers could adversely affect our business. Industry consolidation could also adversely affect our margins and profitability. Though large customers can offer efficiencies and unique opportunities, they can also seek to make significant changes in their volume of purchases, represent a large number of competing products, negotiate more favorable terms and seek price reductions, which could negatively impact our financial results.

Our operations may be adversely affected by failure to maintain or renegotiate distribution, supply, manufacturing or license agreements on favorable terms.

We have a number of distribution, supply, manufacturing and license agreements for our supplies and products. These agreements vary depending on the particular supply and/or product, but tend to be for a fixed number of years. There can be no assurance that we will be able to renew these agreements on favorable terms or that these agreements will not be terminated. Termination of these agreements or failure to renew these agreements on favorable terms could have a negative effect on our results of operations and financial condition.

If we are unable to effectively manage organizational productivity and global supply chain efficiency and flexibility, then our business could be adversely affected.

We need to continually evaluate our organizational productivity and supply chains and assess opportunities to reduce costs. We must also enhance quality, speed and flexibility to meet changing and uncertain market conditions. Our success also depends in part on refining our cost structure and supply chains so that we have flexibility and are able to respond to market pressures to protect profitability and cash flow or ramp up quickly and effectively to meet demand. Failure to achieve the desired level of quality, capacity or cost reductions could adversely affect our financial results. Despite our efforts to control costs and increase efficiency in our facilities, increased competition could still cause us to realize lower operating margins and profitability.

Our operating results may fluctuate significantly, which may cause the market price of our common stock to decrease significantly.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. As a result of these fluctuations, financial planning and forecasting may be more difficult and comparisons of our operating results on a period-to-period basis may not necessarily be meaningful.  Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. Each of the risk factors described in this "Risks Related to Our Business" section, and the following factors, may affect our operating results:

•            our ability to continue to attract clients for our services and products;

•            the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

•            our focus on long-term goals over short-term results;

•            the results of our investments in high risk products;

•            general economic conditions and those economic conditions specific to our industries;

•            changes in business cycles that affect the markets in which we sell our products and services; and

•            geopolitical events such as war, threat of war or terrorist actions.

In response to these fluctuations, the value of our common stock could decrease significantly in spite of our operating performance. In addition, our business, and the alcoholic beverage business, has historically been cyclical and seasonal in nature, reflecting overall economic conditions as well as client budgeting and buying patterns.

The cyclicality and seasonality in our business could become more pronounced and may cause our operating results to fluctuate more widely.

We have a history of losses, have generated limited revenue to date, and may continue to suffer losses in the future.

We have a history of losses and have generated limited revenue to date. We expect to continue to incur losses for the foreseeable future. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives, including without limitation, having to cease operations due to a lack of capital.

Our accountants have raised substantial doubt regarding our ability to continue as a going concern.

As noted in our consolidated financial statements, we had an accumulated stockholders' deficit of approximately $ 4,891,353 and recurring losses from operations as of December 31, 2015. We also had a working capital deficit of approximately $2,045,677 as of December 31, 2015. We intend to fund operations through raising additional capital through debt financing and equity issuances and increased lending activities which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2015. We are continuing to seek additional funds to finance our immediate and long term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audit report for the fiscal years ended December 31, 2015 and 2014 contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to remain operational for an indefinite period of time.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available may require us to delay, scale back or cease our marketing or product development activities and operations.

We will require substantial additional capital in order to continue the marketing of our existing products and complete the development of our contemplated products. Raising funds in the current economic climate may be difficult and additional funding may not be available on acceptable terms, or at all.

The amount and timing of our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the number and characteristics of product candidates that we pursue, including our product candidates in development;

•	our need to expand our research and development activities, including the hiring of additional employees;

•	the costs of licensing, acquiring or investing in complimentary businesses, products, product candidates and technologies;

•	our ability to maintain, expand and defend the scope of our intellectual product portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any intellectual property rights;

•	the effect of any competing technological or market developments;

•	the need to implement additional internal systems and infrastructure, including financial and reporting systems;

•	obtaining market acceptance of our alcohol-infused popsicles and ice cream; and

•	the economic and other terms, timing of and success of our co-branding, licensing, collaboration or marketing relationships into which we have entered or may enter in the future.

Some of these factors are outside of our control. It is currently anticipated that we will require an additional capital infusion in order to expand the marketing of our alcohol-infused popsicles and ice cream to all 50 states. Such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and market our alcohol-infused products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or marketing of one or more of our products or product candidates or curtail our operations, which will have a Material Adverse Effect on our business, operating results and prospects.

We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.

We may seek additional funding through a combination of equity offerings, debt-financings, or other third party funding or other collaborations, strategic alliances or licensing arrangements. These financing activities may have an adverse impact on our stockholders' rights as well as our operations. For instance, any debt financing may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders. In addition, if we seek funds through arrangements with partners, these arrangements may require us to relinquish rights to some of our technologies, products or product candidates or otherwise agree to terms unfavorable to us.

Acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our stockholders and other consequences harmful to our business.

As part of our growth strategy, we may selectively pursue strategic acquisitions in our industry and related industries.  We may not be able to consummate such acquisitions, which could adversely impact our growth.  If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

•            increased expenses due to transaction and integration costs;

•            potential liabilities of the acquired businesses;

•            potential adverse tax and accounting effects of the acquisitions;

•            diversion of capital and other resources from our existing businesses;

•            diversion of our management's attention during the acquisition process and any transition periods;

•            loss of key employees of the acquired businesses following the acquisition; and

•            inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Our evaluations of potential acquisitions may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.

Interruption or failure of our information technology systems could impair our ability to effectively and timely provide our services and products, which could damage our reputation and have an adverse impact on our operating results.

Our systems are vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. Our facilities are located in areas with a high risk of major earthquakes and are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster or other unanticipated problems at our Santa Monica, California facility or manufacturing facility located in Orange County, California could result in lengthy interruptions in our projects and our ability to deliver services. An error or defect in the software, a failure in the hardware, a failure of our backup facilities could delay our delivery of products and services and could result in significantly increased production costs, hinder our ability to retain and attract clients and damage our brand if clients believe we are unreliable.  Given our reliance on our industry relationships, it could also result in a decrease in our revenues and otherwise adversely affect our business and operating results.

We cannot predict the effect that rapid changes in consumer taste may have on our business or industry.

The alcoholic beverage and dessert industries are rapidly evolving, primarily due to changing consumer preferences and technological developments. The rapid growth of technology and shifting consumer tastes prevent us from being able to accurately predict the overall effect that changing consumer preferences may have on our potential revenue and profitability.  If we are unable to develop and effectively market new products that adequately or competitively address the needs of these changing consumer preferences, it could have an adverse effect on our business and growth prospects.

Changes in regulatory standards could adversely affect our business.

Our business is subject to extensive domestic and international regulatory requirements regarding distribution, production, labeling, and marketing. Changes to regulation of the alcohol industry could include increased limitations on advertising and promotional activities or other non-tariff measures that could adversely impact our business. In addition, we face government regulations pertaining to the health and safety of our employees and our consumers as well as regulations addressing the impact of our business on the environment, domestically as well as internationally. Compliance with these health, safety and environmental regulations may require us to alter our manufacturing processes and our sourcing. Such actions could adversely impact our results of operations, cash flows and financial condition, and our inability to effectively and timely comply with such regulations could adversely impact our competitive position.

Changes in excise taxes, incentives and customs duties related to products containing alcohol could adversely affect our business.

Products containing alcohol are subject to excise taxation in many markets at the federal, state and/or local level. Any increase in federal, state or local excise taxes could have an adverse effect on our business by increasing prices and reducing demand, particularly if excise tax levels increase substantially relative to those for beer and wine. In addition, products containing alcohol are the subject of customs duties in many countries around the world. An unanticipated increase in customs duties in the markets where we may sell our products could also adversely affect our results of operations and cash flows.

Our insurance policies are expensive and only protect us from some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies that we generally maintain include general liability, automobile and property insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. In addition, we do not know if we will be able to obtain and maintain coverage for the business in which we engage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition and business results.

We face potential product liability and, if successful claims are brought against us, we may incur substantial liability costs. If the use of our products harms customers or third parties, or is perceived to harm such persons even when such harm is unrelated to our products, our regulatory approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The sale and use of our products exposes us to the risks of product liability claims. Product liability claims may be brought against us by consumers or other third parties. In addition, there is a risk that the use of our products could cause our customers to have an adverse health event. If we cannot successfully defend our product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in: impairment of our business reputation; costs due to related litigation; distraction of management's attention from our primary business; substantial monetary awards to customers or other claimants; the inability to commercialize our products; and/or decreased demand for our products.

We carry product liability insurance supplemented by an umbrella insurance policy of $3,000,000 million per occurrence and $5,000,000 million aggregate limit. We believe our product liability insurance coverage as supplemented by our umbrella insurance policy is sufficient in light of our current financial condition; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

Our revenue may be adversely affected if we fail to protect our proprietary technology or fail to enhance or develop new technology.

We depend on our proprietary technology to develop and produce all of our products.  With respect to our proprietary technology, we rely on a combination of copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

We generally enter into non-disclosure or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our software, technology and other proprietary information, without authorization, or to develop similar or superior technology independently. The steps we take may not prevent misappropriation of our technology, and our non-disclosure and license agreements may not be enforceable.

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have an adverse effect on our business and/or our operating results.

We rely on a third party co-packer, with whom we co-developed our proprietary freezing technology, to manufacture our alcohol infused frozen products.

The Company developed its proprietary technology with a third party who is also solely responsible for manufacturing all of our products. The Company is subject to all of the risks inherent in relying upon a third party for all of its products, including the fact that the manufacturer only has facilities in Southern California and is subject to the risk of earthquakes and other disasters. We do not have any other supplier for our products and if anything were to happen to this supplier, including such supplier's business failure, our own business could be materially adversely affected.

Our business is subject to the risks of earthquakes, fires, floods, power outages and other catastrophic events, and to interruption by manmade problems such as terrorism. A disruption at our production facility could adversely impact our results of operations, cash flows and financial condition.

All of our products are produced in one location, which is located in Southern California. A significant natural disaster, such as an earthquake, fire or a flood or a significant power outage could have a material adverse impact on our business, financial condition or operating results. If there were a catastrophic failure at our major production facility, our business would be adversely affected. The loss of a substantial amount of inventory – through fire, other natural or man-made disaster, contamination, or otherwise – could result in a significant reduction in supply of the affected product or products. Similarly, if we experienced a disruption in the supply of our products, our business could suffer. A consequence of any of these supply disruptions could be our inability to meet consumer demand for the affected products for a period of time. In addition, there can be no assurance that insurance proceeds would cover the replacement value of our products or other assets if they were to be lost. In addition, if a catastrophe such as an earthquake, fire, flood or power loss should affect one of the third parties on which we rely, our business prospects could be harmed. Moreover, acts of terrorism could cause disruptions in our business or the business of our third-party service providers, partners, customers or the economy as a whole.

Third-party technology licenses may not continue to be available to us in the future.

We also rely on certain technology that we license from third parties, including software that is integrated and used with internally developed software. These third-party technology licenses may not in the future be available to us on commercially reasonable terms, or at all. The loss of any of these technology licenses could result in delays in performance of work until we identify, license and integrate equivalent technology, and we may not be able to identify, license or integrate any such equivalent technology in a timely manner or at all. Any resulting delays in our performance could damage our reputation and result in a decrease in our revenues during the period of delay, either of which could materially adversely affect our business, operating results and/or financial condition.

Others may assert intellectual property infringement claims against us.

We use alcohol products from other companies in the making of our alcohol infused frozen desserts. Infringement or misappropriation claims (or claims for indemnification resulting from such claims) against us may be asserted or prosecuted, regardless of their merit, and any such assertions or prosecutions may adversely affect our business and/or our operating results. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources relating to the defense of such claims, which could have an adverse effect on our business and/or our operating results. If any claims or actions are asserted against us, we may seek to obtain a license of a third-party's intellectual property rights; however, under such circumstances such a license may not be available on reasonable terms or at all.

The inability to successfully manage the growth of our business may have an adverse effect on our operating results.

We expect to experience growth in the number of employees and the scope of our operations. Such growth will result in increased responsibilities for our management. If our management is unable to successfully manage expenses in a manner that allows us to both improve operations and at the same time pursue potential market opportunities, the growth of our business could be adversely impacted, which may, in turn, negatively affect our operating results or financial condition.  In addition, we believe that a critical contributor to our success has been our creative culture. As we attempt to grow, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our future success.

We operate in a highly regulated area.

The alcohol industry is highly regulated on the national and state levels. These regulations are highly complex and, at times, may even be contradictory. Our failure to comply with these overlapping regulatory structures could materially adversely affect our business, financial condition and results of operation.

Changes in U.S., regional or global economic conditions could adversely affect our profitability.

A decline in economic conditions in the United States or in other regions of the world could lead to a decrease in discretionary consumer spending, which in turn could adversely affect alcoholic type products.  In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from alcohol type products.

Current global economic challenges may continue and a recovery may be slow or reverse, adversely impacting our results of operations, cash flows and financial condition.

Stable economic conditions globally, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also to our own financial condition. There are presently significant challenges in the global economy, including high unemployment rates, low consumer confidence, record budget deficits and levels of government debt, and fragile credit and housing markets. In addition, instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, may continue to put pressure on global economic conditions. As a result, consumers' increased price consciousness may endure, which may affect consumers' willingness to pay for premium brands as well as the overall level of consumption of products containing alcohol, particularly in bars, restaurants, nightclubs and other public environments where consumers drink spirits. Furthermore, our suppliers and customers could experience cash flow problems, increased costs or reduced availability of financing, credit defaults, and other financial hardships. These factors may increase our bad debt expense, cause us to reduce the levels of unsecured credit that we may provide to customers and otherwise adversely impact our results of operations, cash flows and financial condition. A prolonged global economic stagnation may impact our access to capital markets, result in increased interest rates on debt that we may take on to expand operations, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to finance operations.

Demand for our alcohol-infused products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in travel, vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers' willingness to purchase products that contain alcohol or cause a shift in consumer preferences toward non-alcoholic alternatives. In addition, concerns about health issues relating to alcohol consumption, dietary effects, regulatory action or any litigation against companies in the industry may have an adverse effect on our business. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. While we devote significant focus to the development of new products, we may not be successful in their development or these new products may not be commercially successful. In addition, global economic conditions or market trends could cause consumer preferences to trend away from our premium alcohol-infused popsicles and ice cream alternatives, which may also adversely impact our results of operations and cash flows.

We face substantial competition in our industry and many factors may prevent us from competing successfully.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, both of which could adversely affect our sales and profitability. Further, while we believe that our scale, portfolio breadth and entrepreneurial organization relative to that of our competitors gives us the ability to outperform our market, we nevertheless face a risk that a continuing consolidation of the large distilled spirits companies could cause us to experience competitive disadvantages. Our inability to manage these and other competitive factors successfully could adversely affect our results of operations, cash flows and financial condition.

Future tax law changes and/or interpretation of existing tax laws may adversely affect our effective income tax rate and the resolution of unrecognized tax benefits.

We are subject to income taxation in the U.S. It is possible that future income tax legislation may be enacted that could have a material impact on our income tax provision. We believe that our tax estimates are reasonable and appropriate, however, there are inherent uncertainties in these estimates. As a result, the ultimate outcome from any potential audit could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the timing of ultimate tax audit settlement.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders.

Provisions in our charter documents, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us, even if doing so would benefit our stockholders.

Potential liabilities and costs from litigation and other legal proceedings could adversely affect our business.

From time to time we may be subject to various lawsuits, claims, disputes and investigations in the normal conduct of our operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings may include claims for substantial or unspecified damages. It is possible that some of the actions could be decided unfavorably and could adversely affect our results of operations, cash flows or financial condition. In addition, because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our results of operations and cash flows.

Historical financial statements may not be reflective of our future results of operations, cash flows, and financial condition.

Although we believe that you have been provided access to all material information necessary to make an informed assessment of our assets and liabilities, financial position, profits and losses and prospects, historical financial statements do not represent what our results of operations, cash flows, or financial position will be in the future.

Risks Related to the Common Stock of Pacific Ventures Group, Inc.

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB operated by the OTC Market's Group, Inc. under the symbol "PACV". We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of the NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders' equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your conversion price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks, and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person, and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination, and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding (253,580 shares of common stock as of the date of this Report); or

•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Shannon Masjedi, our principal stockholder, director and executive officer, owns a large percentage of our voting stock, which allows her to exercise significant influence over matters subject to stockholder approval.

Shannon Masjedi, our principal stockholder, director and executive officer, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In particular, because a certain officer, Shannon Masjedi, who owns 15,864,639 shares of our Common Stock and 1,000,000 shares of Series E Preferred Stock (with 10 votes per share), she will be assured of such control. This shareholder may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of stock and voting ownership may adversely affect the value of our common stock due to investors' perception that conflicts of interest may exist or arise.

We do not intend to pay dividends on our common stock.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general corporate purposes.  Any payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant.   Investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.  Investors seeking cash dividends should not purchase our common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this annual report are "forward-looking" statements, as well as historical information.   Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct.   Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Risk Factors."   Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should" and similar expressions, including when used in the negative.   Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.   Actual results may be materially different than those described in this annual report.   Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the factors described in the "Risk Factors" section and elsewhere in this annual report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.   Except as required by federal securities laws, we undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were 19 comments issued by the SEC related to the Form 8-K filed on September 25, 2015, but were not answered due to delays by the Company in filing responses.

ITEM 2.	PROPERTIES

Description of Property

Pacific Venture's corporate headquarters are now located at 117 West 9th Street, Suites 316 and 423, Los Angeles, California 90015 where we occupy an aggregate of approximately 655 square feet pursuant to leases. The leases for Suites 316 and 423 are on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations. Except for Shannon Masjedi, who filed for Chapter 7 bankruptcy in 2010, which was discharged in August 2011, and Marc Shenkman, who filed for Chapter 11 bankruptcy in 2010, which was dismissed but not discharged in May 2012, none of our directors or officers has filed for and has been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pacific Ventures' Common Stock is quoted on the OTCQB, under the symbol "PACV."

Quarter Ended	High Bid	Low Bid
December 31, 2015	$0.75	$0.75
September 30, 2015	$0.70	$0.55
June 30, 2015	$0.51	$0.51
March 31, 2015	$0.30	$0.30
December 31, 2014	$0.55	$0.21
September 30, 2014	$1.25	$0.35
June 30, 2014	$0.85	$0.51
March 31, 2014	$1.00	$0.30
December 31, 2013	$0.30	$0.30
September 30, 2013	$0.75	$0.30
June 30, 2013	$0.75	$0.30
March 31, 2013	$0.50	$0.30

Pacific Ventures's Common Stock is traded sporadically and has a very limited volume so the prices reflected above may not be indicative of actual prices if volume were to increase. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.

Since its inception, Pacific Ventures has not paid any dividends on its Common Stock, and Pacific Ventures does not anticipate that it will pay dividends in the foreseeable future.

At December 31, 2015, Pacific Ventures had approximately 264 stockholders of record and 25,799,031 shares of its Common Stock issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

Unregistered Sales of Equity Securities

On August 14, 2015, Pacific Ventures Group, Inc. and its stockholders entered into a share exchange agreement with Snöbar Holdings, Inc. ("Snöbar Holdings"), pursuant to which Pacific Ventures acquired 100% of the issued and outstanding shares of Snöbar Holdings' Class A and Class B common stock in exchange for 22,500,000 restricted shares of Pacific Ventures' common stock while simultaneously issuing 2,500,000 shares of Pacific Ventures' restricted and unregistered common stock to certain other persons.

In the issuances of our common stock, the recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation S of that act.

DESCRIPTION OF SECURITIES

Pacific Ventures' authorized capital stock consists of 110,000,000 shares, of which 100,000,000 shares are common stock, par value $0.001 per share, and 10,000,000 shares are preferred stock, par value $0.001 per share.  As of December 31, 2015 after giving effect to the initial closing of our acquisition of Snöbar Holdings, Inc., there were 25,799,031 shares of Pacific Ventures' common stock outstanding.

Common Stock

Subject to certain limitations discussed below, holders of common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Subject to certain limitations discussed below, holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of our liquidation, dissolution or winding up, subject to the preferences of any shares of preferred stock which may then be authorized and outstanding, each outstanding share entitles its holder to participate in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. The board of directors has the authority to issue the authorized but unissued shares of common stock without action by the stockholders. The issuance of such shares would reduce the percentage ownership held by current stockholders.

Holders of common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions for the common stock. The rights of the holders of common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is authorized and issued. All outstanding shares of common stock are duly authorized, validly issued, fully paid and non-assessable.

Preferred Stock

We are authorized to issue 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share, in one or more series, subject to any limitations prescribed by law, without further vote or action by the stockholders. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Series E Preferred Stock

Series E Preferred Stock was authorized October 2006 for up to 1,000,000 shares. Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock. Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock. The Series E preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights. As of December 31, 2015, there were 1,000,000 Series E Preferred shares outstanding. Concurrently with the initial closing of the transactions contemplated by the Share Exchange Agreement, Brett Bartolami sold all of his 1,000,000 shares of Series E Preferred Stock, par value $0.001 per share, of the Company to Shannon Masjedi for an aggregate purchase price of $100.

Transfer Agent

Pacific Ventures' transfer agent is Action Stock Transfer Corporation, 2469 East Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121, Telephone (801) 274-1088 and Facsimile (801) 274-1099.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis should be read in conjunction with the historical financial statements and the related notes thereto contained in this report. The management's discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect" and the like, and/or future tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under "Risk Factors" in this Form 8-K, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

As the result of the Share Exchange and the change in business and operations of the Company, from marketing and underwriting specialized property and casualty coverage in the general aviation insurance marketplace to producing and distributing alcohol infused ice pops and ice creams, a discussion of the past, pre-Share Exchange financial results of Pacific Ventures, is not pertinent, and under applicable accounting principles the historical financial results of Snöbar Holdings, the accounting acquirer, prior to the Share Exchange are considered the historical financial results of the Company.

The following discussion highlights Snöbar Holdings' results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Snöbar Holdings' audited and unaudited financial statements contained in this Current Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2015 and 2014 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview

Snöbar Holdings, Inc., a Delaware corporation ("Snöbar Holdings"), was incorporated in the state of Delaware on January 7, 2013. As a result, we have currently available two years of financial results. These results have been presented in the audited financial statements with fiscal years ended December 31, 2015 and 2014.

The alcohol and distilled spirits market, and ice cream markets have consistently exhibited year-over-year growth, and are projected to continue this positive trend.  The alcohol beverage and dessert industries are extremely innovative and continuously add new and original products.  IPIC has determined that capturing even a small portion of these markets would surpass the initial production capabilities of the SnöBar products and provide a platform for exponential growth nationally and internationally. The offering of SnöBar alcohol-infused ice cream and ice pop products worldwide seeks to take advantage of the success of the worldwide alcohol beverage market and the thriving frozen desserts market.

Overview 2012

In 2012, the SnöBar brand was introduced in the USA in the state of Arizona. The brand was well received and was immediately placed in the top chain stores and restaurants, resorts including Total Wine and the Bevmo Chains.

Overview 2013

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

Overview 2014

In 2014, the SnöBar brand was launched in California. Over 100 accounts with retailers for SnöBar products were established in the 90 day period following the launch in California, including Gelson's Markets.  The focus in California was ensuring that the accounts were reordering product and being serviced and supported properly.

Walmart, the largest retailer in the world, approved the SnöBar brand to be test marketed in few stores in the Florida market. The first store sold out of more than 10 cases of SnöBar products within the first two weeks prompting an 85 case reorder. After a three month trial period, Walmart approved the expansion of SnöBar products in to more stores in the Florida market.

 Overview 2015

In 2015, the SnöBar brand was launched in North Caroline and South Carolina teaming up with a distributor who is well known in the market place. The brand has been very well received within the market.

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

Strategy

The general marketing strategy is for the SnöBar products to be sold to or sold in high-end restaurants, resorts, cruise lines and hotels worldwide.  Additionally, various celebrity branding and product endorsements are currently being explored.  Initially, the focus will be on establishing major accounts in four core markets consisting of Southern California, Phoenix, Las Vegas and Miami. The larger vision is to sell products in grocery stores such as Kroger, Wal-Mart and others, and thereafter to begin a national marketing program to all U.S. retailers. It is essentially a top down marketing plan where products are placed with the largest retailer then trickle down to the smallest seller in each market area. Furthermore, by being quoted as Pacific Ventures Group, Inc. on the OTC Markets QB Tier we intend to raise more capital from the markets in order to realize also the future stages of our growth path and expansion of distribution.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Report and in the notes to the consolidated financial statements, we have incurred operating losses, and as at December 31, 2015 and 2014, we have accumulated deficit of $4,891,353 and $5,420,431 respectively. For the year ended December 31, 2015, we have a working capital deficiency of approximately $2 million. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2015 and 2014 regarding concerns about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating operating cash flow and raising capital sufficient to fund operations. We have discussed our strategy and plans relating to these matters elsewhere in this Current Report although the consolidated financial statements included herein do not include any adjustments that might result from the outcome of these uncertainties. Our business strategy may not be successful in funding ongoing operations and accelerating our domestic and international expansion, and if we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Plan of Operation for the Next Twelve (12) Months

We will need $500,000 to sustain our operations for the next twelve (12) months. Our plan is to increase sales revenue from the sale of the SnöBar products to meet our operating needs. However, it is very likely that we will not be able to increase our sale revenue sufficiently to meet these needs in time. It is also unlikely that we will be able to satisfy all of our obligations to pay interest and repay principal in the estimated aggregate amount of $852,000 due and payable within the next twelve (12) months under the various forms of our outstanding debt.  Although we have been able to extend the maturity dates as well as repayment terms of a substantial amount of such debt, there is no assurance that we will be able to further extend such repayments or maturity dates to avoid a default, as such further extension depends on the consent of the holders of such debt.  If we are unable to make such payments and repayments and unable to extend and delay required payments or maturities of such debt, the holders of such debt will have the right to take legal action seeking enforcement of the debt. If any legal action is taken against us, we would face the risk of having to deplete our limited cash resources to defend against such suit or face the entry of a default judgment. In either event, such action would have grave impact on our operations.  Our ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Critical Accounting Estimates

We regularly evaluate the accounting estimates that we use to prepare our financial statements. A complete summary of these policies is included in the Notes to our audited financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

We are generating substantially all our revenue from the domestic and international sales of SnöBar ice creams and ice pops of International Production Impex Corporation ("IPIC"), which is owned by the Snobar Trust ("Trust"), of which Snöbar Holdings is the 100% beneficiary.  Sales revenues are generally recognized when an agreement exists and price is determinable, the products are shipped to the customers or services are rendered, net of discounts, returns and allowance and collectability is reasonably assured.

Concentrations of Credit Risk

Cash held in banks: we maintain cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation ("FDIC") up to federally insured limits. At times balances may exceed FDIC insured limits. We have not experienced any losses in such accounts.

Accounts Receivable (AR): AR as at the years-ended December 31, 2015 and 2014, were $0 and $12,721 respectively. As of December 31, 2015, 85% of the Company's sales were from two distributors. Customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Components of Results of Operations

Revenues

We generate our revenues from the domestic and international sales of SnöBar ice creams and ice pops of IPIC, which is owned by the Trust, of which Snöbar Holdings is the 100% beneficiary.

Research and development

Research and development expenses consist primarily of IPIC's expenses in developing the alcohol infused ice creams and ice pops. We expense substantially all of IPIC's research and development costs as they are incurred.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of salaries for our executives as well as our finance, legal, human resources, and other administrative employees. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs.

International Production Impex Corporation

Snöbar Holdings has a variable interest in Snobar Trust, a California trust ("Trust"), and International Production Impex Corporation ("IPIC"). Snöbar Holdings is the trustor and sole beneficiary of the Trust, which was formed in June 1, 2013. The Trust owns 100% of the shares of IPIC, which was formed on August 2, 2001. IPIC is the owner of the licenses and trade names "SnöBar" and is in the business of selling and distributing alcohol-infused ice creams and ice-pops through its distributors domestically and internationally.

Pacific Ventures consolidates any variable interest entity ("VIE") for which Pacific Ventures is considered the primary beneficiary1.

Snöbar Holdings is deemed to be the primary beneficiary of the Trust and IPIC because Snöbar Holdings is the 100% beneficiary of the Trust that owns IPIC and Snöbar Holdings has a controlling financial interest in the Trust and IPIC because it has the power to direct the activities of the Trust and IPIC that most significantly impact the Trust's and IPIC's economic performance. Snöbar Holdings as trustor of the Trust has the power to appoint and remove the trustee of the Trust that owns IPIC. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who controls Snöbar Holdings and who is the Secretary, director and majority shareholder of Pacific Ventures.

_________________________
1 In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that is unable to make significant decisions about its activities, (3) has a group of equity owners that does not have the obligation to absorb losses or the right to receive returns generated by its operations or (4) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity's activities (for example, providing financing or buying assets) either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

As a result of this VIE structure, Snöbar Holdings consolidates the financial statements of the Trust and IPIC.

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

Pacific Ventures evaluates whether entities in which it has an interest are VIEs and whether Pacific Ventures qualifies as the primary beneficiary of any VIEs identified in its analysis.

Results of Operations

Year ended December 31, 2015

The following table summarizes our historical consolidated statements:

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations

	For the Year Ended,
	December 31,
	2015	2014
Sales, net of discounts	$255,213	$128,002
Cost of Goods Sold	(113,118)	(107,665)
Gross Profit	142,096	20,337
Operating Expenses
Selling, general and administrative	172,237	487,938
Depreciation expense	3,993	166,373
Salaries and wages	16,666	413,161
Operating Expenses/(Loss)	192,896	1,067,472
Loss from Operations	(50,800)	(1,047,135)
Other Non-Operating Income and Expenses
Interest expense	(80,619)	(89,558)
Extraordinary Items	66,867	-
Net Income/(Loss) before Income Taxes	(64,552)	(1,047,135)
Provision for income taxes	-	-
Net Income/(Loss)	$(64,552)	$(1,047,135)

Revenues

Sales, net of discounts in 2015 were $255,213, increasing by about $127,211 compared to 2014 amount of 128,002 due to increased sales. Cost of goods sold for 2015 were  $113,118, increasing by about $5,453 compared to 2014 amount of $107,655 due to a increase in sale, a decrease in the cost of raw materials and a decrease in the production of inventory in 2015. As a result, gross profits for 2015 were $142,096, increasing by about $121,759 compared 2014 amount of $20,337.

Operating Expenses

Total operating expenses for 2015 were $192,896, decreasing by about $ 874,576compared to 2013 amount of $1,067,472, primarily due to a decrease in general and administrative expenses, marketing and advertising, professional fees, research and development, wages and salaries, end of accrual of executive compensation in 2015, IPIC business rights expense and depreciation expense.

Selling, General and Administrative Expenses

General and administrative expenses for 2015 were $172,237, decreasing by about $315,701 compared to the same period in 2014 in the amount of $487,938, which was a decrease primarily due to a decrease in stock compensation, travel expenses, rent, taxes and insurance and the implementation of cost cutting measures as to other overhead expenses.

Marketing and Advertising

Marketing and advertising expenses for 2014 were $26,362, decreasing by about $53,339 compared to 2014 amount of $79,701, which decrease was primarily due to a decrease in expenditures allocated to marketing and advertising in 2015.

Professional Fees

Professional fees for 2015 were $15,020, increasing by about $10,446 compared to 2014 amount of $4,574, which was primarily due to a decrease in legal and accounting fees in 2015.

Research and Development

Research and development expense for 2015 was $0, decreasing by about $981 compared to 2014 amount of $981, which was primarily due to the absence of research and development conducted by IPIC and prior year adjusting entry in 2015.

Depreciation Expense

Depreciation expense for 2015 was $166,373, decreasing by about $89,093 compared to 2014 amount of $166,373, which decrease was primarily due to assets becoming no longer subject to depreciation and the disposal of depreciable property.

Salaries and Wages

Salaries and wages for 2015 were $16,666, decreasing by about $ 396,495 compared to 2014 amount of $413,161, which was due to cost cutting measures implemented in 2014 that froze compensation accrual for senior management.  This action was primarily responsible for the reduction compensation of staff in 2015.

Other Non-Operating Income and Expenses

Total non-operating income and expenses for the year ended December 31, 2015 were $13,752, decreasing by about $75,806 compared to the same period in 2014 amount of $(89,558), due to an increase in non-recurring gain such as settlement of debt.

Net Loss

Net loss for 2015 was ($1,201,245), increasing by about $64,552 compared to the net loss of 2014 amount of ($1,136,693).

The following table summarizes our historical consolidated statements:

PACIFIC VENTURES GROUP, INC.
Condensed Consoldiated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$210	$-
Accounts receivable	-	12,721
Inventory, net	2,020	58,256
Deposits	1,500	1,500
Total Current Assets	3,730	72,477

Fixed Assets
Fixed assets, net	35,831	106,740
Total Fixed Assets	35,831	106,740
TOTAL ASSETS	$39,561	$179,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdraft	$-	$2,589
Accounts payable	206,383	358,867
Accrued expenses	189,433	891,532
Deferred revenue	90,042	-
Current portion, notes payable	28,510	550,333
Current portion, notes payable - related party	253,140	278,821
Current portion, leases payable	-	36,012
Total Current Liabilities	767,507	2,118,154

Long-Term Liabilities:
Notes payable - related party	527,333	324,522
Notes payable	132,821	6,553
Total Long-Term Liabilities	660,154	331,075
Total Liabilities	$1,427,661	$2,449,229

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Class A common stock, $.001 par value, 30,000,000 shares
authorized, 25,799,031 and 25,799,031 issued and outstanding,
respectively	25,799	19,322
Class B common stock, $.001 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding, respectively	1,000	1,000
Additional paid in capital	3,455,745	3,130,097
Accumulated deficit	(4,870,645)	(5,420,431)
Total Stockholders' Equity (Deficit)	(1,388,100)	(2,270,012)
Total Liabilities and Stockholders' Equity (Deficit)	$39,561	$179,217

Financial Condition, Liquidity and Capital Resources

As of December 31, 2015, we had cash on hand of $210 and a working capital deficit of approximately $2 million. We have incurred operating losses, and as at December 31, 2015 and 2014, we have accumulated deficit of $4,891,353 and $5,420,431 respectively.  These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2015 and 2014 regarding concerns about our ability to continue as a going concern.

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

We plan to continue raising capital in order to meet our liquidity needs. However, we may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Fiscal years ended December 31, 2015 and 2014

Net cash used in operating activities for the year ended December 31, 2015 was $(682,851) decreasing by about $53,053 compared to the same period in 2014 amount of $629,798, due to difference in net income between the two reporting period and partially offset by non-cash charges of $614,338 for prior period adjustment and net cash used by changes in our operating assets and liabilities.

Our net losses for the year was $64,552 and our accumulated deficit was $4,870,645 from the date of inception through December 31, 2015 was primarily attributed to general and administrative expenses of $1,182,200, salaries and wages of $1,143,005, IPIC business rights expense of $500,000, depreciation expense of $421,839, marketing and advertising of $317,891, interest expense of $140,512, professional fees of $66,277, and research and development of $43,951 exceeding our product gross profit of $77,487 during the period. The change in our accrued expenses was primarily attributable to accrued payroll liabilities on a consolidated basis with IPIC and MGD of $83120. The change in our accounts payable was primarily due to timing of vendor invoicing and payments.

Net cash used in investing activities was $ 233,289 for the year ended December 31, 2015 resulted from the purchase of property, plant and equipment.

Net cash provided by financing activities was $559,146 for the year ended December 31, 2015  primarily resulted from the proceeds from the sale of stock and the conversion of debt by debtors into common stock of the Company.

As of December 31, 2015, we had total current liabilities of $1,427,661.42 primarily related to our accounts payable of $206,383, deferred revenue of $90,042 and accrued expenses of $105,309.

 Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

 Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and judgments addressed below.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our consolidated financial statements.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for this annual report follow the signature page beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

In connection with the change of control of Pacific Ventures described in Item 5.01 of this Current Report on Form 8-K, the following individuals have been appointed to serve as executive officers and directors of Pacific Ventures:

Name	Age	Positions

Robert E. Smith	68	Chairman of the Board of Directors, Chief Executive Officer and Director
Shannon Masjedi	44	Chief Operating Officer, Secretary and Director

Marc Shenkman	55	Executive Vice President and Director

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers and directors. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

 Robert E. Smith. Mr. Smith, as Chairman of the Board of Directors and Chief Executive Officer of Pacific Ventures, in accordance with its Bylaws, will be responsible for, among other things, the general supervision of the affairs of Pacific Ventures, have general control of all of its business, be responsible for implementing the its long term plans, and preside when present at all meetings of the stockholders and the Board of Directors. From April 1, 2013 to present, Mr. Smith has worked as Executive Vice President of development and new acquisitions of Glazers, one of the leading U.S. spirits and wine distributors, with annual revenue of more than $3 billion.  From December 1, 1999 to April 1, 2013, Mr. Smith worked as President and CEO of Alliance Beverage Distributing Company, the Arizona based joint distribution venture between Glazers and Charmer-Sunbelt Group. The major suppliers in Alliance Beverage Distributing Company are DIAGEO, Moet-Hennessy, Brown-Forman, Bacardi, Gallo, Boston Beer, Guinness and Foster Estates.  Alliance Beverage Distributing Company is a full service, statewide distributor of alcoholic beverages. With the primary focus being the distribution, sales, and marketing of alcoholic beverages to licensed retailers, Alliance Beverage has become the leading distributor of alcoholic beverages in the state of Arizona. Mr. Smith graduated from Richard Stockton State College with a bachelor of science degree in marketing.  Mr. Smith also served in the United States Marine Corps from 1965 to 1970 and is a Vietnam veteran. Mr. Smith does not hold, and has not previously held, any directorships in any other reporting companies, other serving as a director of Hiram Walker and Sons from 1987 to 1990.

Shannon Masjedi. Mrs. Masjedi, as Chief Operating Officer, Secretary and Director of Pacific Ventures, in accordance with its Bylaws, will be responsible for, among other things, subject to the supervision and direction of the Chairman of the Board/Chief Executive Officer and the Board of Directors of Pacific Ventures, the general management and control of its specified day-to-day business operations, and implementing its short and long term plans, and, as Secretary of Pacific Ventures, will be responsible for, among other things, attending all meeting of the stockholders, the Board, and, as required, committees of the Board and recording all the proceedings of such meetings in books to be kept for that purpose.

Mrs. Masjedi has served as a director and chairman of the board of directors, chief executive officer, president, vice president, treasurer, chief financial officer, secretary of Snöbar Holdings since January 2013. From June 1, 2010 to present, Mrs. Masjedi worked as a director of operations for International Production Impex Corporation ("IPIC"), where she implemented all current operating platforms including development of SnöBar product line, packaging and research and development and oversaw all day-to-day operations of IPIC as well as managing all the contractors of IPIC.  Ms. Masjedi was in charge of all compliance and regulatory issues for IPIC and obtained all necessary licenses for IPIC to distribute and export products worldwide.

Mrs. Masjedi attended Arizona State University where she studied Aeronautical Technology, She also attended flight school and obtained her pilots license.  Mrs. Masjedi has had extensive experience with creating the distribution platform for the SnöBar product line in the alcohol industry.  Her knowledge in the frozen ice cream category and alcohol category combined make her indispensible to Pacific Ventures. Mrs. Masjedi has long standing relationships within these industries which allow Snobar products to be distributed efficiently.  Mrs. Masjedi does not hold, and has not previously held, any directorships in any other reporting companies. In 2010, Mrs. Masjedi filed for Chapter 7 bankruptcy, which was discharged in August 2011.

Marc Shenkman. Mr. Shenkman, as Executive Vice President of Pacific Ventures, in accordance with its Bylaws, will act in the absence of the President performing the duties of the President and will perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.  Mr. Shenkman has served as a director of Snöbar Holdings since January 2013. From year 2000 to present, Mr. Shenkman worked as the President of Priority Financial Network.  Priority Financial Network is a mortgage brokerage company that closed over $2 billion in FHA, and "A" through "D" residential and commercial loans over the past several years.  While working at Priority Financial Network, Mr. Shenkman has been producing personal loans in the range of $60 million to $100 million per year and managing over 89 employees and loan officers. Mr. Shenkman graduated from the University of Vermont with a Bachelor of Arts in Economics and a Bachelor of Arts in Political Science. Mr. Shenkman brings knowledge and experience in the banking and financial industries.  His experience in the financial markets will help Pacific Ventures Group navigate in the public marketplace. Mr. Shenkman does not hold, and has not previously held, any directorships in any other reporting companies. Mr. Shenkman was a member of Raynol LLC which filed for Chapter 11 bankruptcy in May 2010, which bankruptcy was dismissed (not discharged) in May 2012.

Committee of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we have only three directors, none of whom are independent, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an "audit committee financial expert" within the meaning of Item 401(e) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

·	• understands generally U.S. GAAP and financial statements,
·	• is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
·	• has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
·	• understands internal controls over financial reporting, and
·	• understands audit committee functions.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Section 145 of the Delaware Corporation Law provides in relevant parts as follows:

(1) A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or on a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

(2) A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

(3) To the extent that a director, officer, employee, or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in (1) or (2) of this subsection, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

(4) The indemnification provided by this section shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

The foregoing discussion of indemnification merely summarizes certain aspects of indemnification provisions and is limited by reference to the above discussed sections of the Delaware Corporation Law.

The Registrant's certificate of incorporation and bylaws provide that the Registrant "may indemnify" to the full extent of its power to do so, all directors, officers, employees, and/or agents. It is anticipated that the Registrant will indemnify its officer and director to the full extent permitted by the above-quoted statute.

Insofar as indemnification by the Registrant for liabilities arising under the Securities Act may be permitted to officers and directors of the Registrant pursuant to the foregoing provisions or otherwise, the Registrant is aware that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

WHERE YOU CAN FIND MORE INFORMATION

We have filed with the U.S. Securities and Exchange Commission (the "SEC"), located on 100 F Street NE, Washington, D.C. 20549, Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and other reports, statements and information as required under the Securities Exchange Act of 1934, as amended.

The reports, statements and other information that we have filed with the SEC may be read and copied at the Commission's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

The SEC maintains a web site (HTTP://WWW.SEC.GOV.) that contains the registration statements, reports, proxy and information statements and other information regarding registrants that file electronically with the SEC such as us. You may access our SEC filings electronically at this SEC website. These SEC filings are also available to the public from commercial document retrieval services.

ITEM 11.	EXECUTIVE COMPENSATION

PACIFIC VENTURES COMPENSATION

The following table sets forth certain compensation information for: (i) Pacific Ventures' principal executive officer or other individual serving in a similar capacity during fiscal years ended December 31, 2015 and 2014; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 and 2014 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015 and 2014. Compensation information is shown for the fiscal years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Bob Smith, CEO	2015	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-

SNÖBAR HOLDINGS COMPENSATION

The following table sets forth certain compensation information for: (i) Snöbar Holdings' principal executive officer or other individual serving in a similar capacity during the fiscal years ended December 31, 2015 and 2014; (ii) Snöbar Holdings' two most highly compensated executive officers other than its principal executive officer who were serving as executive officers at December 31, 2015 and 2014whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015 and 2014. Compensation information is shown for the fiscal years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Shannon Masjedi, Secretary and Chief Operating Officer	2015	$160,000	-0-	-0-	-0-	-0-	$160,000

	2014	$160,000	-0-	-0-	-0-	-0-	$160,000

Marc Shenkman, Vice President	2015	-0-	-0-	-0-	-0-	-0-	-0-

	2014	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Executive Officers

At this time, we do not have any written employment agreement or other formal compensation agreements with our new officers. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of the new directors has received any compensation specifically for their services as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At December 31, 2015, 2015, we had 25,799,031 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.  The following tables set forth information known to us as of December 31, 2015, 2015 relating to the beneficial ownership of shares of our voting securities by:

• each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
• each director;
• each named executive officer; and
• all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of Pacific Ventures Group, Inc., 117 West 9th Street, Suite 316, Los Angeles, California 90015.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

COMMON STOCK

	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Common(3)
Executive Officers and Directors
Robert E. Smith (2)	100,000	0.4%
Shannon Masjedi (3)	15,864,639	62.6%
Marc Shenkman (4)	650,000	2.6%
All officers and directors a group (3 group)	16,614,639	65.5%

5% Shareholders
ACD Trust(3)	15,864,639	62.6%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our Common Stock held by them. Applicable percentage ownership is based on 25,799,031 shares of our Common Stock outstanding as of December 31, 2015, 2015.

(2)	Consists of 100,000 shares of our Common Stock owned directly by Mr. Smith.

(3)
Consists of 15,864,639 shares of our Common Stock owned by ACD Trust ("Trust"). The trustee of the Trust is Shannon Masjedi who holds voting and investment power over the shares of our Common Stock owned by the Trust. In addition, Mrs. Masjedi owns 1,000,000 shares of Series E Preferred stock with such shares having a 10-to-1 voting preference where every one share of preferred stock is equivalent in votes to ten shares of Common Stock. As such, Mrs. Masjedi would have 73% of the voting control of the issued and outstanding stock when the 10,000,000 shares of voting are added to the existing 25,799,031 shares of issued and outstanding Common Stock, for an aggregate total of 35,799,031 shares of issued and outstanding Common Stock.

(4)	Consists of 650,000 shares of our Common Stock owned directly by Mr. Shenkman.

PREFERRED STOCK

	Amount and Nature of Beneficial Ownership(1)		Percentage of Class Preferred
Executive Officers and Directors
Robert E. Smith	0		0.0%
Shannon Masjedi (2)	1,000,000		100.0%
Marc Shenkman	0		0.0%
All officers and directors a group (3 group)	1,000,000	(2)	100.0%

5% Shareholders
None	0		0%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our preferred stock held by them. Applicable percentage ownership is based on 1,000,000 shares of our Preferred Stock (Series E Preferred Stock) outstanding as of December 31, 2015, 2015.

(2)
Consists of 1,000,000 shares of our Series E Preferred Stock owned directly by Shannon Masjedi. Series E Preferred Stock have a 10-to-1 voting preference where every one share of preferred stock is equivalent in votes to ten shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The descriptions set forth above under the captions "The Share Exchange and Related Transactions—Share Exchange Agreement," "—Piggyback Registration Rights," "Leak-Out Agreements" and "Anti-Dilution Agreement" are incorporated herein by reference.

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

In January 2011, MAS Global Distributors, Inc. ("MGD"), which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with a person, who is now an officer and shareholder of Pacific Ventures.  The note had a principal balance of $150,000 with an interest rate of 3% and is due on demand.  The balance of the note at June 30, 2015 and December 31, 2014 was $142,621.  As of June 30, 2015 and December 31, 2014, the Company accrued $17,621 of interest, respectively.

In February of 2012, MGD entered into an unsecured promissory note with a person, who is now a shareholder of Pacific Ventures.  The note had a principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The note's maturity date has subsequently been extended to February 1, 2017.  The note's balance is $25,000 as of June 30, 2015 and December 31, 2014, respectively.

Snöbar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000.  The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2017.  The entire purchase price of $500,000 was expensed in 2013 and the balance on the note was $219,172 and $299,522 as of June 30, 2015 and December 31, 2014, respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a person, who is now a shareholder of Pacific Ventures.  The note had a principal balance of $10,000 with an interest rate of 5% and had a maturity date of March 14, 2014 and was subsequently extended to December 14, 2017. The note is current and has an outstanding balance of $6,000 and $6,000 as of June 30, 2015 and December 31, 2014, respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a person, who is now a shareholder of Pacific Ventures. The note had a principal balance of $87,121 with an interest rate of 5% and had a maturity date of March 14, 2014.  The note's maturity date has subsequently been extended to February 1, 2017.  The note is current and the entire balance is still owed and outstanding.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a person, who is now a shareholder of Pacific Ventures. The note's maturity date has subsequently been extended to February 1, 2017.  The note had a principal balance of $15,000 with an interest rate of 5% and is due on demand.

On February 24, 2014, Snöbar Holdings entered into an unsecured promissory note with a person, who is now a shareholder of Pacific Ventures. The note had a principal balance of $20,000 with an interest rate of 8% and a maturity date of 30 days from execution of the note.    The maturity date has subsequently been extended to February 1, 2017.

During the year ended December 31, 2014, Snöbar Holdings entered into unsecured promissory notes with an entity owned by a person, who is now a shareholder of Pacific Ventures.  The notes had a total principal balance of $16,000 with an interest rate of 2% and are due on Dec 31 2018.

As of June 30, 2015, a person, who is now an officer Pacific Ventures, advanced $48,579 to IPIC to pay for operating expenses.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors' consent; and
•	obtain shareholder consent where required.

Director Independence

Our board of directors has determined that neither of the members of our board of directors qualifies as an "independent" director under Nasdaq's definition of independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2015:	$20,000

For fiscal year end December 31, 2014:	$20,000

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description

3.1*	Certificate of Incorporation of Pacific Ventures Group, Inc., filed with the Secretary of State of the State of Delaware.

3.2*	By-laws of Pacific Ventures Group, Inc.

10.1*	Subscription Agreement.

10.2*	Contribution Agreement.

10.6	Form of Lock-Up/Leak-Out Agreement between Pacific Ventures Group, Inc. and certain Snöbar Shareholders party thereto

10.7	Anti-Dilution Agreement, dated September 25, 2015, among Pacific Ventures Group, Inc. and Brett Bertolami and Danzig Ltd.

10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among Pacific Ventures Group, Inc., Snöbar Shareholders and Other Persons

14.1*	Code of Business Conduct and Ethics.

14.2*	Code of Ethics for the CEO and Senior Financial Officers.

21.1	Subsidiaries of the Registrant.

31.1	Certification as Adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits included with Registration Statement on Form S-1 (No. 333-197478), declared effective by the U.S. Securities and Exchange Commission on November 12, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: May 23, 2016	By:	/S/ Robert Smith
President and CEO
Principal Executive Officer

Date: May 23, 2016	By:	/S/ Ira Unterman
Chief Financial Officer
Principal Financial Officer

Date: May 23, 2016	By:	/S/ Shannon Masjedi
Chief Operating Officer, Secretary and Director
Principal Accounting Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PACIFIC VENTURES GROUP, INC.

Date: May 23, 2016	By:	/S/ Robert Smith
President and CEO
Principal Executive Officer

Date: May 23, 2016	By:	/S/ Ira Unterman
Chief Financial Officer
Principal Financial Officer

Date: May 23, 2016	By:	/S/ Shannon Masjedi
Chief Operating Officer, Secretary and Director
Principal Accounting Officer.

December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pacific Ventures Group Inc.
Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of Pacific Ventures Group Inc. (the "Company") as of December 31, 2015 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2014 were audited by other auditors, whose report, dated April 15, 2015, expressed an unqualified opinion on those financial statements. Our opinion, in so far as it relates to the year end December 31, 2014, is based solely on the report of other auditors.
Management's Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.
Auditor's Responsibility
Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of Public Company Auditing Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Ventures Group Inc. as of December 31, 2015 and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $4,870,645 and a negative cash flow from operations amounting to $64,552 for the year ended December 31, 2015. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Albert Garcia, CPA
DylanFloyd Accounting & Consulting
Newhall, California
May 20, 2016

Member AICPA, PCAOB : Newhall , CA 91321 : Tel No. 818.813.2797 : www.DylanFloydsolutions.com

PACIFIC VENTURES GROUP, INC.
Condensed Consoldiated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$210	$-
Accounts receivable	-	12,721
Inventory, net	2,020	58,256
Deposits	1,500	1,500
Total Current Assets	3,730	72,477

Fixed Assets
Fixed assets, net	35,831	106,740
Total Fixed Assets	35,831	106,740

TOTAL ASSETS	$39,561	$179,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdraft	$-	$2,589
Accounts payable	206,383	358,867
Accrued expenses	189,433	891,532
Deferred revenue	90,042	-
Current portion, notes payable	28,510	550,333
Current portion, notes payable - related party	253,140	278,821
Current portion, leases payable	-	36,012
Total Current Liabilities	767,507	2,118,154

Long-Term Liabilities:
Notes payable - related party	527,333	324,522
Notes payable	132,821	6,553
Total Long-Term Liabilities	660,154	331,075

Total Liabilities	$1,427,661	$2,449,229

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Class A common stock, $.001 par value, 30,000,000 shares
authorized, 25,799,031 and 25,799,031 issued and outstanding,
respectively	25,799	19,322
Class B common stock, $.001 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding, respectively	1,000	1,000
Additional paid in capital	3,455,745	3,130,097
Accumulated deficit	(4,870,645)	(5,420,431)

Total Stockholders' Equity (Deficit)	(1,388,100)	(2,270,012)

Total Liabilities and Stockholders' Equity (Deficit)	$39,561	$179,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations

	For the Year Ended,
	December 31,
	2015	2014

Sales, net of discounts	$255,213	$128,002
Cost of Goods Sold	(113,118)	(107,665)
Gross Profit	142,096	20,337

Operating Expenses
Selling, general and administrative	172,237	487,938
Depreciation expense	3,993	166,373
Salaries and wages	16,666	413,161
Operating Expenses/(Loss)	192,896	1,067,472

Loss from Operations	(50,800)	(1,047,135)

Other Non-Operating Income and Expenses
Interest expense	(80,619)	(89,558)
Extraordinary Items	66,867	-

Net Income/(Loss) before Income Taxes	(64,552)	(1,047,135)

Provision for income taxes	-	-

Net Income/(Loss)	$(64,552)	$(1,047,135)

Basic and Diluted Loss per Share - Class A Common Stock	$(0.00250)	$(0.05)
Basic and Diluted Loss per Share - Class B Common Stock	$(0.0646)	$(1.05)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	25,799,031	19,322,390
Basic and Diluted Class B Common Stock	1,000,000	1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2015 and 2014

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2012	-	$-	-	$-	-	$-	$-	$(1,682,243)	$(1,682,243)

Shares issued for exchange agreement			1,154,500	1,154			971,846		973,000
Debt converted into shares			428,900	429			999,571		1,000,000
Shares sold for cash			751,729	752			949,248		950,000
Imputed interest - contributed capital							11,531		11,531
Founder's shares			14,832,733	14,833	1,000,000	1,000			15,833
Shares issued for services			2,043,200	2,043			38,012		40,055
									-
Net loss for the yeard ended December 31, 2013								(2,601,495)	(2,601,495)

Balance, December 31, 2013	-	$-	19,211,062	$19,211	1,000,000	$1,000	$2,970,208	$(4,283,738)	$(1,293,319)
									-
Note conversion			111,328	111			159,889		160,000
									-
Net loss for the yeard ended December 31, 2014								(1,136,693)	(1,136,693)

Balance, December 31, 2014	-	$-	19,322,390	19,322	$1,000,000	$1,000	-	$(5,420,431)	$(2,270,012)
									-
Note conversion			6,476,641	6,477			325,648		332,125
Prior period adjustment								614,338	614,338
									-
Net loss for the yeard ended December 31, 2015								(85,260)	(85,260)

Balance, December 31, 2015	-	$-	25,799,031	$25,799	1,000,000	$1,000	$3,455,745	$(4,891,353)	$(1,408,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	For the Year Ended,
	December 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(64,552)	$(1,136,693)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	-
Depreciation	3,993	166,373
Changes in operating assets and liabilities
Accounts receivable	12,721	(5,877)
Inventory	56,237	(27,762)
Deposits	102,577	16,900
Accounts payable	(108,111)	38,235
Accrued expenses	(685,716)	319,026
Net Cash Used in Operating Activities	(682,851)	(629,798)

INVESTING ACTIVITIES
Disposal of fixed asset	233,289	53,645
Net Cash Provided By (Used In) Investing Activities	233,289	53,645

FINANCING ACTIVITIES
Proceeds from notes payable	526,709	550,333
Repayment of notes payable	(13,785)	-
Common stock issued for cash	80,738
Proceeds from related party notes payable		17,724
Bank overdraft	-	2,589
Repayment on the leases payable	(48,301)	(24,517)
Repayment of note payable - related party	(93,000)	-
Net Cash Provided by Financing Activities	452,361	546,129

NET INCREASE (DECREASE) IN CASH	2,799	(30,024)
CASH AT BEGINNING OF PERIOD	(2,589)	30,024

CASH AT END OF PERIOD	$210	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURS OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$80,619	$76,820
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$-	$160,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

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

Snöbar Holdings, Inc. ("Snöbar Holdings") was formed in the State of Delaware on January 7, 2013.  Snöbar Holdings is the trustor and sole beneficiary of Snobar Trust, a California trust ("Trust"), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who controls Snöbar Holdings. The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation ("IPIC"), which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names "SnöBar". As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary.  Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation ("MGD"). MGD is in the business of selling and leasing freezers and providing marketing services.  As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

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

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

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

Revenue Recognition - Sales revenues are generally recognized in accordance with the SAB 104 Public Company Guidance, when an agreement exists and price is determinable, the products are shipped to the customers or services are rendered, net of discounts, returns and allowance and collectability is reasonably assured. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue. In the instances in which we have received payment from our customers in advance of recognizing revenue, we include the amounts in deferred or unearned revenue on our consolidated balance sheet.

Unearned Revenue - Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As at 12/31/2015, the Company has $90,041.67 in deferred revenue as a result of prepayment by two of its customers.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

Shipping and Handling Costs - The Company's shipping costs are all recorded as operating expenses for all periods presented.

Gain From Settlement of Debt - The Company recorded a gain on debt settlement of $ 66,867 for the year ended December 31, 2015.

Disputed Liabilities - The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As at 12/31/2015, the Company has $39,307.59 in disputed liabilities on its balance sheet.

Non-Recurring Items – Non-recurring items come from discontinued operations, extraordinary items, unusual or infrequent items, or changes in accounting principles. Because these items are infrequent and did not constitute operating items they are not included in the Company's result of operation.  During the year ended 12/31/2015, the Company recorded a gain of $ 66,867 as non-recurring items.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended December 31, 2015 and 2014, and thus has not set an allowance for doubtful accounts.

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

Net Income/(Loss) Per Common Share - Income/(loss) per share of common stock is calculated by dividing the net income/(loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities. Accordingly, basic and dilutive income/(loss) per common share are the same.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

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

During the years ended December 31, 2015 and 2014, approximately 51% and 20% of total sales were to two distributors, respectively.

As of December 31, 2015, the company has $0.00 of accounts receivable outstanding.

Advertising Costs - The Company expenses advertising costs when incurred.  Advertising costs incurred amounted to $22,060 and $79,701 for the years ended December 31, 2015 and 2014, respectively.

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

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

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

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

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

3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $64,552 for the year ended December 31, 2015, and has an accumulated deficit of $4,870,645 as of December 31, 2015.

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

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These audited consolidated financial statements do not include any adjustments that might arise from this uncertainty.

4.  INVENTORIES

Inventories at December 31, 2015 and 2014, consisted of the following:

	December 31, 2015	December 31, 2014
Finished Goods	$2,020.34	$58,256

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2015 and 2014, consisted of:

	December 31, 2015	December 31, 2014
Computers	$15,985.53	$15,985.53
Freezers	39,152.82	106,069.29
Office Furniture	15,686.82	15,686.82
Rugs	6,000.00	6,000.00
Software - Accounting	2,901.07	2,901.07
Telephone System	5,814.00	5,814.00
Video Camera	1,527.95	1,527.95

Accumulated Depreciation	(51,237.67)	(47,244.66)

Net Book Value	$35,830.52	$106,740.00

Depreciation expense for the years ended December 31, 2015 and 2014 was $3,993.01 and $166,373 respectively.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

6.  ACCRUED EXPENSE

During the year ended December 31, 2015 and 2014, the Company had accrued expenses of $189,433 and $891,532, respectively. During July 2015, Snöbar Holding issued 350,000 shares of class A common stock for $225,000 of accrued payroll liabilities. In September of 2015, Snöbar Holding's officers with the board of directors' approval, forgave an additional $600,000 of accrued payroll liabilities.  This amount was considered forgiveness of debt by a related party and the entire $600,000 was recorded in prior period adjustment towards a reduction of accumulated deficit.

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

8.    RELATED PARTY TRANSACTIONS

In January 2011, MGD entered into an unsecured promissory note with an officer and shareholder.  The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2017.  The balance of the note at December 31, 2015 and 2014, was $28,292 and $125,000 respectively.

In February of 2012, MGD entered into an unsecured promissory note with a shareholder.  The note had an original principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The interest rate has been changed to 2% and the lender agreed to make all interest retroactive and deferred to maturity date of December 31, 2018.  The note's balance was $25,000 as of December 31, 2015 and 2014.

Snöbar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000.  The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2017.  The entire purchase price of $500,000 was expensed in 2013.  As of December 31, 2015 and 2014, the balance on the note $219,522 and $299,522, respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014.  The maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%.  Lender also agreed to make all interest retroactive and deferred.  The note had an outstanding balance of $6,000 as of December 31, 2015 and 2014.

On March 14, 2013, MGD entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $86,821 with an original interest rate of 5%, and an original maturity date of March 14, 2014.  Maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.  The balance of the note was $86,821 as of December 31, 2015 and 2014.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $15,000 with an original interest rate of 5%.  Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.   The balance of the note was $15,000 as of December 31, 2015 and 2014.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

On February 24, 2014, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $20,000 with an interest rate of 8% and a maturity date of 30 days from execution of the note.  The maturity date was extended to February 1, 2017.  As of December 31, 2014, the balance of the notes was $20,000.  The note was converted to 100,000 shares common stock on July 15, 2015, leaving a balance of $0 as of December 31, 2015.

During the year ended December 31, 2014, Snöbar Holdings entered into unsecured promissory notes with an entity owned by a shareholder.  The notes had a total principal balance of $16,000 with an interest rate of 2% and were due on demand.  Maturity date has been modified to December 31, 2019, and lender agreed to make all interest retroactive and deferred.  The balance of the notes were $16,000 as of December 31, 2015 and 2014.

On February 23, 2012, Snöbar Holdings entered into a secured promissory note with a shareholder.  The note had a principal balance of $10,000 with no interest rate.  The note is due upon demand.  The balance of the note was $10,000 as of December 31, 2015 and 2014.

As of December 31, 2015, an officer has advanced $ 5,325 to IPIC to pay for operating expenses.

9.    NOTES PAYABLE

On December 9, 2013, Snöbar Holdings entered into an unsecured promissory note.  The note had a principle balance of $100,000 with an interest rate of 6% and maturity date of February 9, 2014.  During 2014, an additional $60,000 was borrowed for a total balance of $160,000. In 2014, Snöbar Holdings issued 111,328 shares of its Class A Common Stock to pay off the entire principal balance along with accrued interest.

In February 2014, MGD entered into a secured promissory note with a principal balance of $10,000. The note was secured by interests in tangible and intangible property of MGD.  The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off.  The effective interest rate on the note is 137%.  The note has been paid and the outstanding balance is $1000 as of December 31, 2015 and 2014.

On March 10, 2014, MGD entered into a secured promissory note with a principal balance of $23,000.  The note was secured by MGD future sales and accounts receivable totaling $31,970.   The Company was to remit 2% of revenues and accounts receivables daily until the entire balance of $31,970 has been received.  The outstanding balance on the notes was paid off by other financing and has a balance of $0 as of December 31, 2015.

On May 19, 2014, Snöbar Holdings entered into a secured convertible promissory note with a principal balance of $500,000.  The note was secured by interests in cash, accounts receivable, other receivables, inventory, supplies, other assets of Snöbar Holdings including general intangibles and rights of each liquor license owned by SnoBar Trust.  The note has an interest rate of 10% and an original maturity date of December 31, 2015.  The Company was to make interest only payments beginning July 1, 2014.  The lender determined Snöbar Holdings to be in default and on January 29, 2015, entered into a mutually agreed loan modification.  The agreement increased the principal balance of the note as of December 31, 2014 to $527,333 and all interest due and payable was deemed to have been paid and the conversion rights of the note were removed.  The modification also removed and deleted, in its entirety, all secured interests in cash, accounts receivable, other receivables, inventory, supplies, and other assets of Snöbar Holdings, including intangibles, and rights of each liquor license owned by Snöbar Trust.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

The maturity date was December 31, 2015 if Snöbar Holdings is not in default, the maturity date of the note should automatically be extended to December 31, 2016 ("First Extended Maturity Date"). Commencing on January 1, 2016, Snöbar Holdings will make monthly payments of $15,000 until the First Extended Maturity Date.  Assuming Snöbar Holdings is not in default with respect to its obligations as of the First Extended Maturity Date, the note shall automatically be extended to December 31, 2017 ("Second Extended Maturity Date").  Commencing on January 1, 2017, the monthly payments will be increased to $25,000 for every month until the Second Extended Maturity Date.  All accrued but unpaid interest, charges and the remaining principal balance of the note is fully due and payable on the Second Extended Maturity Date.  The balance of the note as of December 31, 2015 and 2014 is $527,333.

On August 22, 2014, IPIC entered into a secured promissory note with a principal balance of $15,000.  The note was secured by interests in all accounts, cash, deposit accounts, documents, equipment, general intangibles and inventory of International Production IMPEX Corp.  The Company was to make daily payments of $163 until the entire balance was paid off for an estimated total payment of $20,550.  The effective interest rate on the note was 192%.  This loan was purchased by the lender mentioned in the paragraph above and the outstanding balance is $0 as of December 31, 2015 and 2014.

10.    STOCKHOLDERS' EQUITY

Share Exchange

On August 14, 2015, Snöbar Holdings entered into a Share Exchange Agreement ("Exchange Agreement") with Pacific Ventures Group, Inc., a Delaware corporation ("Pacific Ventures"), and Snöbar Holdings' shareholders ("Snöbar Shareholders") who hold of record (i) at least 99% and up to 100% of the total issued and outstanding shares of Class A Common Stock and (ii) 100% of the total issued and outstanding shares of Class B Common Stock. In accordance with the terms and provisions of the Exchange Agreement, Pacific Ventures shall acquire (i) at least 99% and up to 100% of the total issued and outstanding shares of Snöbar Holdings' Class A Common Stock and (ii) 100% of the total issued and outstanding shares of Snöbar Holdings' Class B Common Stock from Snöbar Holdings' Shareholders, thus making Snöbar Holdings a majority-owned or wholly-owned subsidiary, in exchange for the issuance to the Snöbar Shareholders of at least 22,285,000 and up to 22,500,000 shares of restricted common stock of Pacific Ventures for each share of common stock of Snöbar while simultaneously issuing 2,500,000 shares of restricted common stock of Pacific Ventures to certain other persons.

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

Preferred Stock was authorized October 2006 for up to 10,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preferences to dividends or liquidation rights.   As of December 31, 2015 there are 1,000,000 shares of Preferred Class E Stock issued and outstanding.

Common Stock was authorized October 22, 2012 for up to 100,000,000 shares, par value $0.001 per share.  Common Stock shareholders get one vote per share.  As of December 31, 2015, there were 25,799,031 shares of Common Stock outstanding.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

11. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Capital Lease
MGD leased certain machinery and equipment in 2014 and 2013 under an agreement that is classified as a capital lease.  The cost of equipment under capital leases is included in the balance sheets as property, plant and equipment and was $0 and $0 at December 31, 2015 and 2014, respectively.  Accumulated depreciation of the leased equipment at December 31, 2015 and 2014 was $0 and $0, respectively.

Operating Lease
IPIC is currently obligated under two operating leases for office spaces and associated building expenses.  Both leases are on a month to month basis.

For the year ended December 31, 2015 and 2014, International Production and MGD had rent expense of $9360 and $9360 respectively.

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

As of January 2016 Snobar Holdings went into default on the note payable to JRSR26.  The company decided to try to renegotiate the repayment terms of the modification in order to not put financial pressure on the company.