Form 10-Q
period 2016-03-31
Pacific Ventures Group, Inc.
filed 2016-05-25
CIK 882800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ◻ (Do not check if a smaller reporting company)	Smaller reporting company ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes []   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of May 24, 2016:  26,399,864

PACIFIC VENTURES GROUP, INC.
Quarterly Report on Form 10-Q for the
Three Months Ended March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$311	$210
Accounts receivable	-	-
Inventory, net	2,020	2,020
Deposits	1,500	1,500
Total Current Assets	3,832	3,730

Fixed Assets
Fixed assets, net	34,832	35,831
Total Fixed Assets	34,832	35,831

TOTAL ASSETS	$38,664	$39,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	205,393	206,383
Accrued expenses	194,312	189,433
Deferred revenue	90,042	90,042
Current portion, notes payable	28,510	28,510
Current portion, notes payable - related party	255,081	253,140
Current portion, leases payable	-	-
Total Current Liabilities	773,338	767,507

Long-Term Liabilities:
Notes payable - related party	527,333	527,333
Notes payable	132,821	132,821
Total Long-Term Liabilities	660,154	660,154

Total Liabilities	$1,433,492	$1,427,661

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Class A common stock, $.001 par value, 30,000,000 shares
authorized, 25,799,031 and 25,799,031 issued and outstanding,
respectively	25,799	25,799
Class B common stock, $.001 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding, respectively	1,000	1,000
Additional paid in capital	3,485,221	3,455,745
Accumulated deficit	(4,906,848)	(4,870,645)

Total Stockholders' Equity (Deficit)	(1,394,828)	(1,388,100)

Total Liabilities and Stockholders' Equity (Deficit)	$38,663	$39,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended,
	March 31,
	2016	2015

Sales, net of discounts	$-	$98,158
Cost of Goods Sold	-	(19,915)
Gross Profit	-	78,243

Operating Expenses
Selling, general and administrative	27,568	70,067
Depreciation expense	998	-
Salaries and wages	7,637	26,347
Operating Expenses/(Loss)	36,204	96,414

Loss from Operations	(36,204)	(18,171)

Other Non-Operating Income and Expenses
Interest expense	-	(14,283)
Extraordinary Items	-	42,553

Net Income/(Loss) before Income Taxes	(36,204)	10,099

Provision for income taxes	-	-

Net Income/(Loss)	$(36,204)	$10,099

Basic and Diluted Loss per Share - Class A Common Stock	$(0.00140)	$0.00
Basic and Diluted Loss per Share - Class B Common Stock	$(0.0362)	$0.01

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	25,799,031	19,322,390
Basic and Diluted Class B Common Stock	1,000,000	1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended,
	March 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(36,204)	$10,099
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	-
Depreciation	998	-
Changes in operating assets and liabilities
Accounts receivable	-	12,661
Inventory	-	27,089
Deposits	4,880	-
Accounts payable	(991)	55,315
Accrued expenses	-	-
Net Cash Used in Operating Activities	(31,316)	105,164

INVESTING ACTIVITIES
Disposal of fixed asset	-	(1,303)
Net Cash Provided By (Used In) Investing Activities	-	(1,303)

FINANCING ACTIVITIES
Proceeds from notes payable	-	(29,167)
Repayment of notes payable	-	-
Common stock issued for cash	29,476	4,654
Proceeds from related party notes payable	1,941	(1,946)
Bank overdraft	-	-
Repayment on the leases payable	-	-
Repayment of note payable - related party	-	-
Net Cash Provided by Financing Activities	31,417	(26,459)

NET INCREASE (DECREASE) IN CASH	101	77,403
CASH AT BEGINNING OF PERIOD	210	(2,589)

CASH AT END OF PERIOD	$311	$74,814

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURS OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$14,283
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$-	$-

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

Revenue Recognition - Sales revenues are generally recognized in accordance with the SAB 104 Public Company Guidance, when an agreement exists and price is determinable, the products are shipped to the customers or services are rendered, net of discounts, returns and allowance and collectability is reasonably assured. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue. In the instances in which we have received payment from our customers in advance of recognizing revenue, we include the amounts in deferred or unearned revenue on our consolidated balance sheet. The Company did not earn or recognize any revenue during the three months ended March 31, 2016

Unearned Revenue - Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. For the three months ended March 31, 2016, the Company has $90,041.67 in deferred revenue as a result of prepayment by two of its customers.  This is comparable to the Company year-end balance as at December 31, 2015.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Shipping and Handling Costs - The Company's shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities - The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As at March 31, 2016, the Company has $39,307.59 in disputed liabilities on its balance sheet as compared to $30,000 for March 31, 2015.

Non-Recurring Items – Non-recurring items come from discontinued operations, extraordinary items, unusual or infrequent items, or changes in accounting principles. Because these items are infrequent and did not constitute operating items they are not included in the Company's result of operation.  During the three months ended March 31, 2016 the Company recorded a gain of $0 as non-recurring items.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As at March 31, 2016, the Company has $311 in Cash and Cash equivalent, compared to $74,792 for the same period of March 31, 2015.

Accounts Receivable - Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the period, and thus has not set an allowance for doubtful accounts.

Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials.  As at March 31, 2016, the Company has $2020.00 in inventory, compared to $2,020.00 for the period of December 31, 2015.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

As of March 31, 2016, the company has $0.00 of accounts receivable outstanding.

Advertising Costs - The Company expenses advertising costs when incurred.   During the three months ended March 31, 2016, the Company incurred $400 in Marketing and Advertising, compared to $ 11,863 for the same period of March 31, 2015.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $36,204 for the three months ended March 31, 2016, and has an accumulated deficit of $ 4,906,848 of March 31, 2016.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

4.  INVENTORIES

Inventories at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31, 2016	December 31, 2015
Finished Goods	$2,020.34	$2,020.34

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2016 December 31, 2015 consisted of:

	March 31, 2016	December 31, 2015
Computers	$15,985.53	$15,985.53
Freezers	39,152.82	39,152.82
Office Furniture	15,686.82	15,686.82
Rugs	6,000.00	6,000.00
Software - Accounting	2,901.07	2,901.07
Telephone System	5,814.00	5,814.00
Video Camera	1,527.95	1,527.95

Accumulated Depreciation	(52,235.92)	(51,237.67)

Net Book Value	$34,832.27	$35,830.52

Depreciation expense for the three months ended March 31, 2016 was $998 compared $0 for the same period of March 31, 2015.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

6.  ACCRUED EXPENSE

As at March 31, 2016, the Company had accrued expenses of $194,312 compared to $891,532, for the year-end December 31, 2015. During July 2015, Snöbar Holding issued 350,000 shares of class A common stock for $225,000 of accrued payroll liabilities. In September of 2015, Snöbar Holding's officers with the board of directors' approval, forgave an additional $600,000 of accrued payroll liabilities.  This amount was considered forgiveness of debt by a related party and the entire $600,000 was recorded in prior period adjustment towards a reduction of accumulated deficit.

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

8.    RELATED PARTY TRANSACTIONS

In January 2011, MGD entered into an unsecured promissory note with an officer and shareholder.  The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2017. The balance of the note at March 31, 2016 and December 31, 2014 was $142,621 and $142,621, respectively.  As of March 31, 2016 and December 31, 2014 Snöbar Holdings accrued $17,621 of interest.

In February of 2012, MGD entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The note's maturity date has been extended to February 1, 2017.  The note's balance is $25,000 and $25,000 as of March 31, 2016 and December 31, 2014, respectively.

Snobar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000.  The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2017.  The entire purchase price of $500,000 was expensed in 2013 and the balance on the note was $190,669 and $299,522 as of March 31, 2016 and December 31, 2014, respectively.

On March 14, 2013, MGD entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $10,000 with an interest rate of 5% and had a maturity date of March 14, 2014 and was extended.  The note is current and has an outstanding balance of $6,000 and $6,000 as of March 31, 2016 and December 31, 2014, 2014, respectively.

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

As of March 31, 2016, an officer advanced $53,838 to IPIC to pay for operating expenses.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

On August 22, 2014, IPIC entered into a secured promissory note with a principal balance of $15,000.  The note was secured by interests in all accounts, cash, deposit accounts, documents, equipment, general intangibles and inventory of International Production IMPEX Corp.  The Company was to make daily payments of $163 until the entire balance was paid off for an estimated total payment of $20,550.  The effective interest rate on the note was 192%.  This loan was purchased by the lender mentioned in the paragraph above and the outstanding balance is $0 as of March 31, 2016.

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

Preferred Stock was authorized October 2006 for up to 10,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preferences to dividends or liquidation rights.   As of March 31, 2016 there are 1,000,000 shares of Preferred Class E Stock issued and outstanding.

Common Stock was authorized October 22, 2012 for up to 100,000,000 shares, par value $0.001 per share.  Common Stock shareholders get one vote per share.  As of March 31, 2016, there were 25,935,698 shares of Common Stock outstanding.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

11. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Capital Lease
MGD leased certain machinery and equipment in 2014 and 2013 under an agreement that is classified as a capital lease.  The cost of equipment under capital leases is included in the balance sheets as property, plant and equipment and was $0 and $0 at March 31, 2016.  Accumulated depreciation of the leased equipment was $0 as of March 31, 2016.

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

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).

PACIFIC VENTURES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: May 24, 2016	By:	/S/ Robert Smith
President and CEO
Principal Executive Officer

Date: May 24, 2016	By:	/S/ Ira Unterman
Chief Financial Officer
Principal Financial Officer