Form 10-Q
period 2016-06-30
Pacific Ventures Group, Inc.
filed 2016-08-22
CIK 882800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

          310-800-4556
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

Shares of Common Stock, par value $0.001, outstanding as of August 22, 2016: 25,935,698

PACIFIC VENTURES GROUP, INC.
Quarterly Report on Form 10-Q for the
Three Months Ended June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$56,442	$210
Inventory, net	-	2,020
Deposits	1,500	1,500
Total Current Assets	57,942	3,730
Fixed Assets
Fixed assets, net	33,834	35,831
Total Fixed Assets	33,834	35,831

TOTAL ASSETS	$91,776	$39,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	210,078	206,383
Accrued expenses	294,313	189,433
Deferred revenue	71,292	90,042
Current portion, notes payable	28,510	28,510
Current portion, notes payable - related party	428,295	253,140
Current portion, leases payable	-	-
Total Current Liabilities	1,032,488	767,507

Long-Term Liabilities:
Notes payable - related party	527,333	527,333
Notes payable	132,821	132,821
Total Long-Term Liabilities	660,154	660,154

Total Liabilities	$1,692,642	$1,427,661

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Class A common stock, $.001 par value, 30,000,000 shares
authorized, 26,399,864 and 26,399,864 issued and outstanding,
respectively	26,400	25,799
Class B common stock, $.001 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding, respectively	1,000	1,000
Additional paid in capital	3,554,095	3,455,745
Accumulated deficit	(4,874,463)	(4,870,645)
Total Stockholders' Equity (Deficit)	(1,600,866)	(1,388,100)
Total Liabilities and Stockholders' Equity (Deficit)	$91,776	$39,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015

Sales, net of discounts	$3,780	$98,158	$3,780	$205,386
Cost of Goods Sold	(2,020)	(42,222)	(2,020)	(89,252)
Gross Profit	1,760	55,936	1,760	116,134
Operating Expenses
Selling, general and administrative	102,571	47,015	130,140	11,037
Depreciation expense	998	22,305	1,997	44,611
Salaries and wages	11,859	105,797	19,496	211,594
Operating Expenses/(Loss)	115,429	175,117	151,633	267,242
Loss from Operations	(113,669)	(119,181)	(149,873)	(151,108)

Other Non-Operating Income and Expenses
License Fees Income/Expense	(154,500)	-	(154,500)	-
Interest expense	(5,500)	(14,360)	(5,500)	(37,333)

Net Income/(Loss) before Income Taxes	(273,669)	(133,541)	(309,873)	(188,441)
Provision for income taxes	-	-
Net Income/(Loss)	$(273,669)	$(133,541)	$(309,873)	$(188,441)
Basic and Diluted Loss per Share - Class A Common Stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Basic and Diluted Loss per Share - Class B Common Stock	$(0.27)	$(0.13)	$(0.31)	$(0.19)
Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	26,399,864	19,422,390	26,399,864	19,396,976
Basic and Diluted Class B Common Stock	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(309,873)	$(188,441)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	-
Depreciation	1,996	44,611
Changes in operating assets and liabilities
Accounts receivable	-	9,542
Inventory	2,020	(42,858)
Deposits	4,880	(20,048)
Accounts payable	3,694	29,395
Accrued expenses		143,382
Unearned Revenue	(18,750)	-
Net Cash Used in Operating Activities	(316,032)	(24,417)
INVESTING ACTIVITIES	-	-
FINANCING ACTIVITIES
Proceeds from notes payable	-	-
Repayment of notes payable	-	-
Common stock issued for cash	97,109	100,000
Proceeds from related party notes payable	175,155	22,879
Bank overdraft	-	(2,589)
Investor Deposits	100,000	-
Repayment of note payable - related party	-	(80,350)
Net Cash Provided by Financing Activities	372,264	39,940

NET INCREASE (DECREASE) IN CASH	56,232	15,523
CASH AT BEGINNING OF PERIOD	210	-
CASH AT END OF PERIOD	$56,442	$15,523

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURS OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$5,500	$37,333

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

Revenue Recognition - Sales revenues are generally recognized in accordance with the SAB 104 Public Company Guidance, when an agreement exists and price is determinable, the products are shipped to the customers or services are rendered, net of discounts, returns and allowance and collectability is reasonably assured. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue. In the instances in which we have received payment from our customers in advance of recognizing revenue, we include the amounts in deferred or unearned revenue on our consolidated balance sheet. The Company earned or recognized $3,780 in revenue during the three months ended 6/30/2016.

Unearned Revenue - Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. For the three months ended 6/30/2016, the Company has $71,291.67 in deferred revenue as a result of prepayment by two of its customers.  This is comparable to the Company year-end deferred revenue balance of $90,042 as at 12/31/2015.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Shipping and Handling Costs - The Company's shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities - The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As at 6/30/2016, the Company has $39,307.59 in disputed liabilities on its balance sheet.

Non-Recurring Items – Non-recurring items come from discontinued operations, extraordinary items, unusual or infrequent items, or changes in accounting principles. Because these items are infrequent and did not constitute operating items they are not included in the Company's result of operation.  During the three months ended 6/30/2016 the Company recorded a gain/loss of $0 as non-recurring items.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As at 6/30/2016, the Company has $56,442 in Cash and Cash equivalent, compared to $15,523 for the same period of 6/30/2015.

Accounts Receivable - Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended three months ended 6/30/2016 and 2015, and thus has not set an allowance for doubtful accounts.

Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials.  As at 6/30/2016, the Company has $0 in Accounts Receivable, compared to $3,179 for the same period of 6/30/2015.

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

Advertising Costs - The Company expenses advertising costs when incurred.   During the three months ended 6/30/2016, the Company incurred $29,499 in Marketing and Advertising, compared to $400 for the three months ended 3/31/2016.

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

3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $273,669 for the three months ended June 30, 2016, and has an accumulated deficit of $4,874,463 of June 30, 2016.

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

4.  INVENTORIES

Inventories at June 30, 2016 and December 3, 12015, consisted of the following:

	June 30, 2016	December 31, 2015
Finished Goods	$0.00	$2,020.34

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2016 and December 3, 12015, consisted of:

	June 30, 2016	December 31, 2015
Computers	$15,985.53	$15,985.53
Freezers	39,152.82	39,152.82
Office Furniture	15,686.82	15,686.82
Rugs	6,000.00	6,000.00
Software - Accounting	2,901.07	2,901.07
Telephone System	5,814.00	5,814.00
Video Camera	1,527.95	1,527.95

Accumulated Depreciation	(53,234.17)	(52,235.92)

Net Book Value	$33,834.02	$34,832.27

Depreciation expense for the three months ended June 30, 2016 was $998 compared $998 for the same period of 3/31/2016.

6.  ACCRUED EXPENSE

As at 06/30/2016 the Company had accrued expenses of $294,313 compared to $189,433, for the year-end 12/31/2015. During July 2015, Snöbar Holding issued 350,000 shares of class A common stock for $225,000 of accrued payroll liabilities. In September of 2015, Snöbar Holding's officers with the board of directors' approval, forgave an additional $600,000 of accrued payroll liabilities.  This amount was considered forgiveness of debt by a related party and the entire $600,000 was recorded in prior period adjustment towards a reduction of accumulated deficit.

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

In February of 2012, MGD entered into an unsecured promissory note with a shareholder.  The note had an original principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The interest rate has been changed to 2% and the lender agreed to make all interest retroactive and deferred to maturity date of December 31, 2018.  The note's balance was $25,000 as of June 30, 2016 and December 31, 2015.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Snöbar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000.  The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2017.  The entire purchase price of $500,000 was expensed in 2013.  As of June 30, 2016 and December 31, 2015, the balance on the note $392,772 and $219,522 respectively. In April of 2016, the company renegotiated its licensing rights contract and agreement in order to add accrual of late fees, legal fees and penalties by $173,250.  As at June 30, 2016, the balance on the note was $392,772.00.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014.  The maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%.  Lender also agreed to make all interest retroactive and deferred.  The note had an outstanding balance of $6,000 as of June 30, 2016 and December 31, 2015.

On March 14, 2013, MGD entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $86,821 with an original interest rate of 5%, and an original maturity date of March 14, 2014.  Maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.  The balance of the note was $86,821 as of June 30, 2016 and December 31, 2015.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $15,000 with an original interest rate of 5%.  Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.   The balance of the note was $15,000 as of June 30, 2016 and December 31, 2015.

On February 24, 2014, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $20,000 with an interest rate of 8% and a maturity date of 30 days from execution of the note.  The maturity date was extended to February 1, 2017.  As of December 31, 2014, the balance of the notes was $20,000.  The note was converted to 100,000 shares common stock on July 15, 2015, leaving a balance of $0 as of June 30, 2016 and December 31, 2015.

During the year ended December 31, 2014, Snöbar Holdings entered into unsecured promissory notes with an entity owned by a shareholder.  The notes had a total principal balance of $16,000 with an interest rate of 2% and were due on demand.  Maturity date has been modified to December 31, 2019, and lender agreed to make all interest retroactive and deferred.  The balance of the notes were $16,000 as of June 30, 2016 and December 31, 2015.

On February 23, 2012, Snöbar Holdings entered into a secured promissory note with a shareholder.  The note had a principal balance of $10,000 with no interest rate.  The note is due upon demand.  The balance of the note was $10,000 as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, an officer has advanced $5,325 to IPIC to pay for operating expenses.

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

In February 2014, MGD entered into a secured promissory note with a principal balance of $10,000. The note was secured by interests in tangible and intangible property of MGD.  The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off.  The effective interest rate on the note is 137%.  The note has been paid and the outstanding balance is $1000 as of June 30, 2016 and December 31, 2015.

On March 10, 2014, MGD entered into a secured promissory note with a principal balance of $23,000.  The note was secured by MGD future sales and accounts receivable totaling $31,970.   The Company was to remit 2% of revenues and accounts receivables daily until the entire balance of $31,970 has been received.  The outstanding balance on the notes was paid off by other financing and has a balance of $0 as of June 30, 2016 and December 31, 2015.

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

The maturity date was December 31, 2015 if Snöbar Holdings is not in default, the maturity date of the note should automatically be extended to December 31, 2016 ("First Extended Maturity Date"). Commencing on January 1, 2016, Snöbar Holdings will make monthly payments of $15,000 until the First Extended Maturity Date.  Assuming Snöbar Holdings is not in default with respect to its obligations as of the First Extended Maturity Date, the note shall automatically be extended to December 31, 2017 ("Second Extended Maturity Date").  Commencing on January 1, 2017, the monthly payments will be increased to $25,000 for every month until the Second Extended Maturity Date.  All accrued but unpaid interest, charges and the remaining principal balance of the note is fully due and payable on the Second Extended Maturity Date.  The balance of the note as of June 30, 2016 and December 31, 2015 is $527,333.

In January of 2016 the company decided to enter into renegotiation period for the repayment terms of the modification dated January 29, 2015.

On August 22, 2014, IPIC entered into a secured promissory note with a principal balance of $15,000.  The note was secured by interests in all accounts, cash, deposit accounts, documents, equipment, general intangibles and inventory of International Production IMPEX Corp.  The Company was to make daily payments of $163 until the entire balance was paid off for an estimated total payment of $20,550.  The effective interest rate on the note was 192%.  This loan was purchased by the lender mentioned in the paragraph above and the outstanding balance is $0 as of June 30, 2016 and December 31, 2015.

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

From January 1, 2016 through June 30, 2016, the company sold 600,833 shares of its common stock to various investors for cash and other considerations.

Common Stock was authorized October 22, 2012 for up to 100,000,000 shares, par value $0.001 per share.  Common Stock shareholders get one vote per share.  As of June 30, 2016 and December 31, 2015, there were 26,399,864 and 25,799,031 shares of Common Stock outstanding.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

11. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Capital Lease
MGD leased certain machinery and equipment in 2014 and 2013 under an agreement that is classified as a capital lease.  The cost of equipment under capital leases is included in the balance sheets as property, plant and equipment and was $0 and $0 at December 31, 2015 and 2014, respectively.  Accumulated depreciation of the leased equipment was $0 as of June 30, 2016 and December 31, 2015.

Operating Lease
IPIC is currently obligated under two operating leases for office spaces and associated building expenses.  Both leases are on a month to month basis.

12.   SUBSEQUENT EVENTS

ASC 855-16-50-4 establishes accounting and disclosure requirements for subsequent events. ASC 855 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We have evaluated all subsequent events through the date these consolidated financial statements were issued, and determined the following are material to disclose.

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

CORPORATE HISTORY

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

EMPLOYEES

As of June 30, 2016, Snöbar Holdings does not have any employees.  IPIC, a consolidated variable interest entity of Snöbar Holdings, which conducts the operations of producing, selling and distributing alcohol-infused ice creams and ice-pops, has five (5) employees as of June 30, 2016.

Results of Operations

Results of Operations for the three and nine months ended June 30, 2016 and 2014.

Revenues

Sales, net of discounts for the three months ended June 30, 2016 was $3,780, a big decrease compared to $98,158 for same period of June 30, 2015.   The decline was due largely to lack of inventory. Cost of goods sold for the three months ended June 30, 2016 was $2,020, compared to $42,222 for same period of June 30, 2015.

Operating Expenses

Total operating expenses for the three months ended June 30, 2016 were $115,429, compared to 6/30/2015 amount of $175,117 due to reduced operating activities during the period and a decrease in general and administrative expenses, marketing and advertising, professional fees, research and development, wages and salaries, end of accrual of executive compensation in 2015, IPIC business rights expense and depreciation expense.

Selling, General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 were $73,072, increasing by about $26,057 compared to 6/30/2015 amount of $47,015, which was a decrease primarily due to a increase in business development expenses, travel expenses, and other overhead expenses.

Marketing and Advertising

Marketing and advertising expenses for the three months ended June 30, 2016 were $29,499. Increasing by about $29,099 compared to 3/31/2016 amount of $400, which increase was primarily due to increase in expenditures allocated to marketing and advertising during the period.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2016 were $998, compared to 6/30/2015 amount of $ 22,305.

Salaries and Wages

Salaries and wages for the three months ended June 30, 2016 were $11,859, decreasing by about $93,938 compared to 6/30/2015  amount of $105,797, which was due to cost cutting measures implemented previously that froze compensation accrual for senior management.  This action was primarily responsible for the reduction compensation of staff during the period under review.

Other Non-Operating Income and Expenses

Total non-operating income and expenses for the three months ended June 30, 2016 were $ 160,000 compared to 6/30/2015 amount of $14,360 due to the company renegotiation of its licensing rights contract and agreement which added accrual of late fees, legal fees and penalties by $173,250 to the outstanding balance on that account.

Net Loss

Net loss for three months ended June 30, 2016 were $273,669 compared to 6/30/2015 net loss of $133,541 which was due primarily to operating expenses and the accrual of late fees, legal fees and penalties on the company's licensing contract.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2016, we had cash on hand of $ 56,442 and a working capital deficit of approximately $2 million. We have incurred operating losses, and as at June 30, 2016, we have accumulated deficit of $4,874,463.  These factors raise substantial doubt about our ability to continue as a going concern.

Our principal sources of liquidity have been cash generated by issuing new shares of the company's common stock and cash generated from operations.

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

Fiscal three months ended June 30, 2016

Net cash used in operating activities for the three months ended June 30, 2016 were $316,032 increasing by about $291,615 compared to the same period in 2015 amount of $24,417, due to difference in net income and sales of shares between the two reporting period.

Our net losses for the three months ended June 30, 2016 was $ 273,669 and our accumulated deficit was $$4,874,463 from the date of inception through June 30, 2016 was primarily attributed to general and administrative expenses salaries and wages, IPIC business rights expense of $500,000, depreciation expense, marketing and advertising, interest expense, professional fees of and research and development cost exceeding our product gross profit during the period. The change in our accrued expenses was primarily attributable to accrued payroll liabilities on a consolidated basis with IPIC and MGD. The change in our accounts payable was primarily due to timing of vendor invoicing and payments.

Net cash used in investing activities was $0, compared to 06/30/2015 period amount of $0.

Net cash provided by financing activities was $ 372,264 for the three months ended June 30, 2016 primarily resulted from the proceeds from the sale of stock and the conversion of debt by debtors into common stock of the Company.

As of June 30, 2016, we had total current liabilities of $1,032,488 primarily related to our accounts payable, deferred revenue and accrued expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2016 we issued 600,833 shares of common stock for an aggregate purchase price of $97,500 and other consideration.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended June 30, 2016, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).

PACIFIC VENTURES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: August 22, 2016	By:	/S/ Robert Smith
CEO
Principal Executive Officer

Date: August 22, 2016	By:	/S/ Marc Shenkman
Chief Financial Officer
Principal Financial Officer

Date: August 22, 2016	By:	/S/ Shannon Masjedi
President
Principal Accounting Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PACIFIC VENTURES GROUP, INC.

Date: August 22, 2016	By:	/S/ Robert Smith
President and CEO
Principal Executive Officer

Date: August 22, 2016	By:	/S/ Ira Unterman
Chief Financial Officer
Principal Financial Officer