Form 10-K
period 2016-12-31
Pacific Ventures Group, Inc.
filed 2017-04-12
CIK 882800

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2016, was $11,432,725.

Number of shares of Common Stock, par value $0.001, outstanding of the registrant's common stock as of April 11, 2017:  27,297,364 shares.

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

The current structure of Pacific Ventures came from a reverse merger with Snöbar Holdings, Inc. ("Snöbar") through a share exchange. The reverse merger entered on August 14, 2015, by Pacific Ventures Group, Inc. and its stockholders through a share exchange agreement with Snöbar Holdings, Inc. ("Snöbar Holdings"), pursuant to which Pacific Ventures acquired 100% of the issued and outstanding shares of Snöbar Holdings' Class A and Class B common stock in exchange for 22,500,000 restricted shares of Pacific Ventures' common stock while simultaneously issuing 2,500,000 shares of Pacific Ventures' restricted common stock to certain other persons.

As the result of the reverse-merger and Share Exchange, Pacific Ventures became the holding company for Snöbar Holdings, Inc. and its affiliates and subsidiaries comprising Snobar Trust ("Trust"), International Production Impex Corporation ("IPIC"), and MAS Global Distributors, Inc. ("MGD").

Prior to the reverse-merger, Pacific Ventures operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace.  However, in 1997, after selling several of its divisions, the Company's remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

Since the Share Exchange represents a change in control of the Company and a change in business operations, the business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snobar Trust, IPIC, and MGD.

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

SnöBar ice cream is an additional innovative product that the company is marketing using proprietary formulas and technology. These products are premium ice cream and sorbets that are distilled spirit cocktails containing up to 15% quality liqueurs and liquors.  Currently, there are four flavors available: Brandy Alexander; Brandy Alexander with chocolate chips; Grasshopper; and Pink Squirrel.  There are also numerous different liquor ice cream flavors in development in classic ice cream drink styles such as Coffee Liqueur Ice Cream, Piña Colada Sorbet, Sherry Ice Cream, and Strawberry Margarita Sorbet. The product contains ultra premium dairy and the highest quality of ingredients.

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

In the first two months of 2015, IPIC restructured its approach to distribution of SnöBar products and scaled back the operating expenditures by reducing its expenses. Most notably, SnöBar products are now distributed by a local food Distributor in the California markets resulting in almost a 50% decrease in distribution expenses to IPIC.

IPIC is also in negotiations with other international distributors for exportation of SnöBar products to territories.

IPIC has recently entered into a contract with a distributor in the United States pursuant to which IPIC has licensed to the domestic distributor an exclusive right to distribute SnöBar products.  The contract provides for a minimum of two years with an aggregate of $500,000 worth of SnöBar products for distribution in South Carolina.

IPIC is also in negotiations with other domestic distributors for distribution of SnöBar products to Texas.

Ice Cream and Ice Pops

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

OPPORTUNITY

IPIC has created a proprietary formula and the methodology and manufacturing technique to mass produce alcohol-infused ice cream leveraging production facilities, warehousing, distribution, and merchandising methods currently used for ice cream.   Specifically, the proprietary formulation and manufacturing method stabilize the alcohol molecules from interacting with ice crystals and milk proteins making it possible to mass-produce a solid alcohol-infused ice cream that has a flavoring system of up to 15% distilled spirits.  To date, SnöBar ice cream is one of the only products of its kind in the U.S.

The original invention of these frozen alcohol desserts follows the same recipes used by America's finest bars and restaurants.  The SnöBar products are distilled spirit cocktails that contain up to 15% quality liqueurs and liquors.  What makes liquor ice cream and sorbet different is that the product is solid just like regular ice cream, not semi-soft or in a milk shake consistency like one would find at bars and restaurants:   These products are ready-to-eat solid or can be blended into a cocktail.   While SnöBar products look like ice cream and frozen popsicles, the Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") and Food and Drug Administration ("FDA") have classified SnöBar ice cream and SnöBar pops as distilled spirits due to the alcohol content.

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

Female consumers have generally been high consumers of the dessert market; consequently, males have been the greater consumer of alcohol.  The primary target market for these two products is adult women 21 to 45. An alcoholic-infused ice cream drink would appear to combine the best of both worlds for the female consumer. Of course, to a large degree the market for frozen alcohol desserts includes all adults, excluding those who have dietary, medical, or social/religious concerns. This presents an opportunity for a new innovative product that specifically addresses both females and males.

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

At the outset, the target consumer is 21 to 45 year olds, predominately females that frequent restaurants, bars, and events on a regular basis.   While the consumer demographic is predominantly female, the slight majority of the purchasers are male for female consumption. Our marketing studies and strategy have identified these trends and structured promotional efforts accordingly.  IPIC will coordinate and oversee all out-sourced brand awareness and public relations activities. Many of the strategies used will be replications of the past successes experienced by management and other similar demographically-oriented products.

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

EMPLOYEES

As of December 31, 2016, Pacific Venture has 5 executives who help to manage the affairs of the corporation.  On as needed basis, Pacific Venture hires independent contractors to perform specific tasks related to the company's business interests.

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
Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. As a result of these fluctuations, financial planning and forecasting may be more difficult and comparisons of our operating results on a period-to-period basis may not necessarily be meaningful.  Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. Each of the risk factors described in this "Risks Related to Our Business" section, and the following factors, may affect our operating results:
●	our ability to continue to attract clients for our services and products;

●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

●	our focus on long-term goals over short-term results;

●	the results of our investments in high risk products;

●	general economic conditions and those economic conditions specific to our industries;

●	changes in business cycles that affect the markets in which we sell our products and services; and

●	geopolitical events such as war, threat of war or terrorist actions.

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
As noted in our consolidated financial statements, we had an accumulated stockholders' deficit of approximately $5,357,734 and recurring losses from operations as of December 31, 2016. We also had a working capital deficit of approximately $2,045,677 as of December 31, 2016. We intend to fund operations through raising additional capital through debt financing and equity issuances and increased lending activities which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2016. We are continuing to seek additional funds to finance our immediate and long term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audit report for the fiscal years ended December 31, 2016 and 2015 contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to remain operational for an indefinite period of time.

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
The amount and timing of our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the number and characteristics of product candidates that we pursue, including our product candidates in development;

●	our need to expand our research and development activities, including the hiring of additional employees;

●	the costs of licensing, acquiring or investing in complimentary businesses, products, product candidates and technologies;

●
our ability to maintain, expand and defend the scope of our intellectual product portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any intellectual property rights;

●	the effect of any competing technological or market developments;

●	the need to implement additional internal systems and infrastructure, including financial and reporting systems;

●	obtaining market acceptance of our alcohol-infused popsicles and ice cream; and

●	the economic and other terms, timing of and success of our co-branding, licensing, collaboration or marketing relationships into which we have entered or may enter in the future.

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
As part of our growth strategy, we may selectively pursue strategic acquisitions in our industry and related industries.  We may not be able to consummate such acquisitions, which could adversely impact our growth.  If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

●	increased expenses due to transaction and integration costs;

●	potential liabilities of the acquired businesses;

●	potential adverse tax and accounting effects of the acquisitions;

●	diversion of capital and other resources from our existing businesses;

●	diversion of our management's attention during the acquisition process and any transition periods;

●	loss of key employees of the acquired businesses following the acquisition; and

●	inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

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

None.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pacific Ventures' Common Stock is quoted on the OTCQB, under the symbol "PACV."

Quarter Ended	High Bid	Low Bid
December 31, 2016	$1.44	$1.42
September 30, 2016	$0.60	$0.60
June 30, 2016	$1.00	$1.00
March 31, 2016	$0.98	$0.98
December 31, 2015	$0.75	$0.75
September 30, 2015	$0.70	$0.55
June 30, 2015	$0.51	$0.51
March 31, 2015	$0.30	$0.30
December 31, 2014	$0.55	$0.21
September 30, 2014	$1.25	$0.35
June 30, 2014	$0.85	$0.51
March 31, 2014	$1.00	$0.30
December 31, 2013	$0.30	$0.30
September 30, 2013	$0.75	$0.30
June 30, 2013	$0.75	$0.30
March 31, 2013	$0.50	$0.30

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

At December 31, 2016, Pacific Ventures had approximately 264 stockholders of record and 27,297,364 shares of its Common Stock issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

Unregistered Sales of Equity Securities

During the year ended December 31, 2016, Pacific Ventures Group, Inc. issued 1,498,333 shares of Pacific Ventures' restricted and unregistered common stock to certain other persons and investors for cash and other considerations.

In the issuances of our common stock, the recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) and Regulation S of that act.

DESCRIPTION OF SECURITIES

Pacific Ventures' authorized capital stock consists of 110,000,000 shares, of which 100,000,000 shares are common stock, par value $0.001 per share, and 10,000,000 shares are preferred stock, par value $0.001 per share.  As of December 31, 2016 after giving effect to the initial closing of our acquisition of Snöbar Holdings, Inc., there were 27,297,364 shares of Pacific Ventures' common stock outstanding.

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

Not applicable.

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

Pacific Ventures Group, Inc. ("Pacific Ventures" or the "Company") current structure was as a result of a reverse merger with Snöbar Holdings, Inc. ("Snöbar") through a share exchange.  As the result of the reverse-merger, Pacific Ventures became the holding company for Snöbar Holdings, Inc. and its affiliates and subsidiaries comprising Snobar Trust ("Trust"), International Production Impex Corporation ("IPIC"), and MAS Global Distributors, Inc. ("MGD").

Prior to the reverse-merger, Pacific Ventures, which was incorporated under the laws of the State of Delaware on October 3, 1986, operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace.  However, in 1997, after selling several of its divisions, the Company's remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

As the result of the reverse-merger and Share Exchange, Pacific Ventures became the holding company for Snöbar Holdings, Inc. and its affiliates and subsidiaries comprising Snobar Trust ("Trust"), International Production Impex Corporation ("IPIC"), and MAS Global Distributors, Inc. ("MGD").

Since the Share Exchange represents a change in control of the Company and a change in business operations, the business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snobar Trust, IPIC, and MGD.

The following discussion highlights Pacific Ventures' results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Pacific Ventures' audited Financial Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2016 and 2015 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview

As a result of the reverse-merger, Pacific Ventures through these subsidiaries Snöbar, IPIC and MGD, offers solutions within the food, beverage, alcohol and hospitality industries. The Company is the trustor and beneficiary of Snobar Trust. Snobar Trust holds International Production Impex Corporation (IPIC). IPIC holds the rights of the liquor licenses to sell alcohol-infused ice cream and ice-pops products and trade names SnoBar. IPIC is a food and beverage, alcohol distribution company that is engaged in marketing products, such as SnoBar alcohol infused ice pops, and SnoBar alcohol infused ice cream and sorbet. The SnoBar ice pops are frozen alcohol beverage bars, similar to popsicles on a stick, but made with liquor, such as tequila and vodka. SnoBar ice pops are manufactured in approximately three flavors: Margarita, Cosmopolitan and Mojito. SnoBar ice creams are ice cream and sorbets that are distilled spirit cocktails containing approximately 15% liqueurs and liquors.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Report and in the notes to the consolidated financial statements, we have incurred operating losses, and as at December 31, 2016 and 2015, we have accumulated deficit of $5,357,734 and $4,870,645 respectively. For the year ended December 31, 2016, we have a working capital deficiency of approximately $2 million. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015 regarding concerns about our ability to continue as a going concern.

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

Plan of Operation for the Next Twelve (12) Months

Pacific Ventures will need $500,000 to sustain operations for the next twelve (12) months. Our plan is to increase sales revenue from the sale of the SnöBar products to meet our operating needs. However, it is very likely that we will not be able to increase our sale revenue sufficiently to meet these needs in time. It is also unlikely that we will be able to satisfy all of our obligations to pay interest and repay principal in the estimated aggregate amount of $570,800 due and payable within the next twelve (12) months under the various forms of our outstanding debt.  Although we have been able to extend the maturity dates as well as repayment terms of a substantial amount of such debt, there is no assurance that we will be able to further extend such repayments or maturity dates to avoid a default, as such further extension depends on the consent of the holders of such debt.  If we are unable to make such payments and repayments and unable to extend and delay required payments or maturities of such debt, the holders of such debt will have the right to take legal action seeking enforcement of the debt. If any legal action is taken against us, we would face the risk of having to deplete our limited cash resources to defend against such suit or face the entry of a default judgment. In either event, such action would have grave impact on our operations.  Our ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

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

Accounts Receivable (AR): AR as at the years-ended December 31, 2016 and 2015, were $983 and $0 respectively. For the year ended December 31, 2016, the Company has no significant sales.  Historically, customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

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

Snöbar Holdings is deemed to be the primary beneficiary of the Trust and IPIC because Snöbar Holdings is the 100% beneficiary of the Trust that owns IPIC and Snöbar Holdings has a controlling financial interest in the Trust and IPIC because it has the power to direct the activities of the Trust and IPIC that most significantly impact the Trust's and IPIC's economic performance. Snöbar Holdings as trustor of the Trust has the power to appoint and remove the trustee of the Trust that owns IPIC. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who controls Snöbar Holdings and who is the President, Chief Operating Officer, Secretary, director and majority shareholder of Pacific Ventures.

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

Year ended December 31, 2016 and 2015

The following table summarizes our historical consolidated statements:

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations

	For the Year Ended,
	December 31,
	2016	2015
Sales, net of discounts	$4,763	$255,213
Cost of Goods Sold	(2,020)	(113,118)
Gross Profit	2,742	142,096
Operating Expenses
Selling, general and administrative	357,977	172,237
Depreciation expense	3,993	3,993
Salaries and wages	11,875	16,666
Operating Expenses/(Loss)	373,846	192,896
Loss from Operations	(371,103)	(50,800)
Other Non-Operating Income and Expenses
Interest expense	(28,409)	(80,619)
Extraordinary Items	(87,577)	66,867
Net Income/(Loss) before Income Taxes	(487,089)	(64,552)
Provision for income taxes	-	-
Net Income/(Loss)	$(487,089)	$(64,552)

Revenues

Sales, net of discounts in 2016 were $4,763, declining by about $250,451 compared to 2015 amount of $255,213 due to decreased sales. Cost of goods sold for 2016 were  $2,020, decreasing by about $111,097 compared to 2015 amount of $113,118, due to a decrease in sale, a decrease in the cost of raw materials and a decrease in the production of inventory in 2016. As a result, gross profits for 2015 were $2,742, decreasing by about $139,353 compared 2015 amount of $142,096.

Operating Expenses

Total operating expenses for 2016 were $373,846, increasing by about $180,950 compared to 2015 amount of $192,896, primarily due to a increase in general and administrative expenses, marketing and advertising, and professional fees.

Selling, General and Administrative Expenses

General and administrative expenses for 2016 were $357,977, increasing by about $185,740 compared to the same period in 2015 in the amount of $172,237, which was a increase primarily due to a increase in travel expenses, rent, marketing, taxes and insurance.

Marketing and Advertising

Marketing and advertising expenses for 2016 were $62,505, increasing by about $36,143 compared to 2015 amount of $26,362, which increase was primarily due to a increase in expenditures allocated to marketing and advertising in 2016.

Professional Fees

Professional fees for 2016 were $54,251, increasing by about $39,231 compared to 2015 amount of $15,020, which was primarily due to an increase in legal and accounting fees in 2016.

Research and Development

Research and development expense for 2016 was $0, compared to 2015 amount of $0, which was primarily due to the absence of research and development conducted by IPIC in 2016.

Depreciation Expense

Depreciation expense for 2016 was $3,993, compared to 2015 amount of $3,993.

Salaries and Wages

Salaries and wages for 2016 were $11,875.36, decreasing by about $4,790 compared to 2015 amount of $16,666, which was due to cost cutting measures implemented since 2015 that froze compensation accrual for senior management.  This action was primarily responsible for the reduction compensation of staff in 2016.

Other Non-Operating Income and Expenses

Net non-operating income/loss for the year ended December 31, 2016 were $(87,577) a change of about $(154,444) compared to the same period in 2015 amount of $66,867.

Net Loss

Net loss for 2016 was $(487,089), increasing by about $(422,536) compared to the net loss of 2015 amount of $(64,552).

The following table summarizes our historical consolidated statements:

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$25,284	$210
Accounts receivable	983	-
Inventory, net	-	2,020
Deposits	1,500	1,500
Total Current Assets	27,767	3,730

Fixed Assets
Fixed assets, net	31,838	35,831
Total Fixed Assets	31,838	35,831
TOTAL ASSETS	$59,605	$39,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdraft	$-	$-
Accounts payable	177,475	206,383
Accrued expenses	241,692	189,433
Deferred revenue	15,042	90,042
Current portion, notes payable	26,510	28,510
Current portion, notes payable - related party	110,081	253,140
Current portion, leases payable	-	-
Total Current Liabilities	570,800	767,507

Long-Term Liabilities:
Notes payable - related party	404,636	527,333
Notes payable	671,154	132,821
Total Long-Term Liabilities	1,075,790	660,154
Total Liabilities	$1,646,590	$1,427,661

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Class A common stock, $.001 par value, 100,000,000 shares
authorized, 27,297,364 and 25,799,031 issued and outstanding,
respectively	27,297	25,799
Class B common stock, $.001 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding, respectively	1,000	1,000
Additional paid in capital	3,742,452	3,455,745
Accumulated deficit	(5,357,734)	(4,870,645)
Total Stockholders' Equity (Deficit)	(1,586,984)	(1,388,100)
Total Liabilities and Stockholders' Equity (Deficit)	$59,605	$39,561

Financial Condition, Liquidity and Capital Resources

As of December 31, 2016, we had cash on hand of $ 25,284 and a working capital deficit of approximately $2 million. We have incurred operating losses, and as at December 31, 2016 and 2015, we have accumulated deficit of $5,376,038 and $4,870,645 respectively.  These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015 regarding concerns about our ability to continue as a going concern.

Our principal sources of liquidity have been cash generated by issuing new shares in Snöbar Holdings and cash generated from operations.

In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. Expanding market awareness of the SnöBar products and our international distribution networks, together with further improvement of the SnöBar products will require future capital and liquidity expansion. Since 2013, our shareholders have contributed a significant amount of capital making it possible for us to develop and market the SnöBar products. To continue to develop our product offerings and expand our services and to realize an international coverage a significant capital increase has been and will continue to be required. We have drafted an investment plan and concluded we should enter in the process of raising additional capital from current shareholders and new investors.

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

Fiscal years ended December 31, 2016 and 2015

Net cash used in operating activities for the year ended December 31, 2016 was $(534,708), an improvement of about $148,143 compared to the same period in 2015 amount of $(682,851).

Net losses for the year was $487,089 and our accumulated deficit was $5,357,734 as at  December 31, 2016 was primarily attributed to Selling, general and administrative expenses of  $357,977, marketing and advertising of $62,505, and professional fees of $54,251.

Net cash used in investing activities was $0 for the year ended December 31, 2016.

Net cash provided by financing activities was $559,782 for the year ended December 31, 2016 primarily resulted from the proceeds from the sale of stock and the conversion of debt by debtors into common stock of the Company.

As of December 31, 2016, we had total current liabilities of $570,800 and total liabilities were $1,646,590.

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

Not applicable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

The following individuals serve as executive officers and directors of Pacific Ventures:

Name	Age	Positions

Robert E. Smith	69	Chairman of the Board of Directors, Chief Executive Officer and Director
Shannon Masjedi	45	Chief Operating Officer, Secretary and Director

Marc Shenkman	56	Executive Vice President and Director

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

Shannon Masjedi. Mrs. Masjedi, as Secretary and Chief Operating Officer of Pacific Ventures, in accordance with its Bylaws, will be responsible for, among other things, subject to the supervision and direction of the Chairman of the Board/Chief Executive Officer and the Board of Directors of Pacific Ventures, the general management and control of its specified day-to-day business operations, and implementing its short and long term plans, and, as Secretary of Pacific Ventures, will be responsible for, among other things, attending all meeting of the stockholders, the Board, and, as required, committees of the Board and recording all the proceedings of such meetings in books to be kept for that purpose.

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

PACIFIC VENTURES COMPENSATION
The following table sets forth certain compensation information for: (i) Pacific Ventures' principal executive officer or other individual serving in a similar capacity during fiscal years ended December 31, 2016 and 2015; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 and 2015 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2016 and 2015. Compensation information is shown for the fiscal years ended December 31, 2016 and 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Bob Smith, CEO	2016	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-

SNÖBAR HOLDINGS COMPENSATION

The following table sets forth certain compensation information for: (i) Snöbar Holdings' principal executive officer or other individual serving in a similar capacity during the fiscal years ended December 31, 2016 and 2015; (ii) Snöbar Holdings' two most highly compensated executive officers other than its principal executive officer who were serving as executive officers at December 31, 2016 and 2015 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2016 and 2015. Compensation information is shown for the fiscal years ended December 31, 2016 and 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Shannon Masjedi, President	2016	$-0-	-0-	-0-	-0-	-0-	$-0-
	2015	$160,000	-0-	-0-	-0-	-0-	$160,000
Marc Shenkman, Vice President	2016	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-

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

At December 31, 2016, we had 27,297,364 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.  The following tables set forth information known to us as of December 31, 2016 relating to the beneficial ownership of shares of our voting securities by:

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

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our Common Stock held by them. Applicable percentage ownership is based on 25,799,031 shares of our Common Stock outstanding as of December 31, 2015.

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

The descriptions set forth above under the captions "The Share Exchange and Related Transactions—Share Exchange Agreement," "—Piggyback Registration Rights," "—Leak-Out Agreements" and "—Anti-Dilution Agreement" are incorporated herein by reference.

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

In January 2011, MAS Global Distributors, Inc. ("MGD"), which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with a person, who is now an officer and shareholder of Pacific Ventures.  The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2018.  The balance of the note at December 31, 2016 was $111,863.

In February of 2012, MGD entered into an unsecured promissory note with a person, who is now a shareholder of Pacific Ventures.  The note had a principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The note's maturity date has subsequently been extended to February 1, 2017.  The note's balance is $25,000 as of December 31, 2016 and 2015 respectively.

Snöbar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000.  The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2017.  The entire purchase price of $500,000 was expensed in 2013 and the balance on the note was $299,522 and $392,772 as of December 31, 2016 and 2015 respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a person, who is now a shareholder of Pacific Ventures.  The note had a principal balance of $10,000 with an interest rate of 5% and had a maturity date of March 14, 2014 and was subsequently extended to December 14, 2017. The note is current and has an outstanding balance of $6,000 and $6,000 as of December 31, 2016 and 2015 respectively.

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

In 2014, Snöbar Holdings entered into unsecured promissory notes with an entity owned by a person, who is now a shareholder of Pacific Ventures.  The notes had a total principal balance of $16,000 with an interest rate of 2% and are due on Dec 31 2018.

As at December 31, 2016, person(s), who is now an officer Pacific Ventures, advanced $48,579 to IPIC to pay for operating expenses.

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

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description

3.1*	Certificate of Incorporation of Pacific Ventures Group, Inc., filed with the Secretary of State of the State of Delaware.

3.2*	By-laws of Pacific Ventures Group, Inc.

10.1*	Subscription Agreement.

10.2*	Contribution Agreement.

14.1*	Code of Business Conduct and Ethics.

14.2*	Code of Ethics for the CEO and Senior Financial Officers.

31.1	Certification as Adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibits included with previously filed 8K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: April 12, 2017	By:	/S/ Robert Smith
President and CEO
Principal Executive Officer

Date: April 12, 2017	By:	/S/ Ira Unterman
Chief Financial Officer
Principal Financial Officer

Date: April 12, 2017	By:	/S/ Shannon Masjedi
Director & Secretary
Principal Accounting Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PACIFIC VENTURES GROUP, INC.

Date: April 12, 2017	By:	/S/ Robert Smith
President and CEO
Principal Executive Officer

Date: April 12, 2017	By:	/S/ Ira Unterman
Chief Financial Officer
Principal Financial Officer

Date: April 12, 2017	By:	/S/ Shannon Masjedi
Director & Secretary
Principal Accounting Officer.

December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Pacific Ventures Group Inc.

Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of Pacific Ventures Group Inc. (the "Company") as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pacific Ventures Group Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the year ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $5,366,530 and a negative cash flow from operations amounting to $484,685 for the year ended December 31, 2016. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Albert Garcia, CPA
DylanFloyd Accounting & Consulting
Newhall, California
April 07, 2017

Member AICPA, PCAOB : Newhall , CA 91321 : Tel No. 818.813.2797 : www.DylanFloydsolutions.com

PACIFIC VENTURES GROUP, INC.
Condensed Consoldiated Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$25,284	$210
Accounts receivable	983	-
Inventory, net	-	2,020
Deposits	1,500	1,500
Total Current Assets	27,767	3,730

Fixed Assets
Fixed assets, net	31,838	35,831
Total Fixed Assets	31,838	35,831

TOTAL ASSETS	$59,605	$39,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdraft	$-	$-
Accounts payable	177,475	206,383
Accrued expenses	241,692	189,433
Deferred revenue	15,042	90,042
Current portion, notes payable	26,510	28,510
Current portion, notes payable - related party	110,081	253,140
Current portion, leases payable	-	-
Total Current Liabilities	570,800	767,507

Long-Term Liabilities:
Notes payable - related party	404,636	527,333
Notes payable	671,154	132,821
Total Long-Term Liabilities	1,075,790	660,154

Total Liabilities	$1,646,590	$1,427,661

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Class A common stock, $.001 par value, 100,000,000 shares
authorized, 27,264,864 and 27,264,864 issued and outstanding,
respectively	27,297	25,799
Class B common stock, $.001 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding, respectively	1,000	1,000
Additional paid in capital	3,742,452	3,455,745
Accumulated deficit	(5,357,734)	(4,870,645)

Total Stockholders' Equity (Deficit)	(1,586,984)	(1,388,100)

Total Liabilities and Stockholders' Equity (Deficit)	$59,605	$39,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations

	For the Year Ended,
	December 31,
	2016	2015

Sales, net of discounts	$4,763	$255,213
Cost of Goods Sold	(2,020)	(113,118)
Gross Profit	2,742	142,096

Operating Expenses
Selling, general and administrative	357,977	172,237
Depreciation expense	3,993	3,993
Salaries and wages	11,875	16,666
Operating Expenses/(Loss)	373,846	192,896

Loss from Operations	(371,103)	(50,800)

Other Non-Operating Income and Expenses
Interest expense	(28,409)	(80,619)
Extraordinary Items	(87,577)	66,867

Net Income/(Loss) before Income Taxes	(487,089)	(64,552)

Provision for income taxes	-	-

Net Income/(Loss)	$(487,089)	$(64,552)

Basic and Diluted Loss per Share - Class A Common Stock	$(0.01784)	$(0.00250)
Basic and Diluted Loss per Share - Class B Common Stock	$(0.4871)	$(0.0646)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	27,297,364	25,799,031
Basic and Diluted Class B Common Stock	1,000,000	1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2016 and 2015

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2012	-	$-	-	$-	-	$-	$-	$(1,682,243)	$(1,682,243)

Shares issued for exchange agreement			1,154,500	1,154			971,846		973,000
Debt converted into shares			428,900	429			999,571		1,000,000
Shares sold for cash			751,729	752			949,248		950,000
Imputed interest - contributed capital							11,531		11,531
Founder's shares			14,832,733	14,833	1,000,000	1,000			15,833
Shares issued for services			2,043,200	2,043			38,012		40,055
									-
Net loss for the year ended December 31, 2013								(2,601,495)	(2,601,495)

Balance, December 31, 2013	-	$-	19,211,062	$19,211	1,000,000	$1,000	$2,970,208	$(4,283,738)	$(1,293,319)
									-
Note conversion			111,328	111			159,889		160,000
									-
Net loss for the year ended December 31, 2014								(1,136,693)	(1,136,693)

Balance, December 31, 2014	-	$-	19,322,390	19,322	$1,000,000	$1,000	-	$(5,420,431)	$(2,270,012)
									-
Note conversion			6,476,641	6,477			346,356		352,833

Prior period adjustment								614,338	614,338
									-
Net loss for the year ended December 31, 2015								(64,552)	(64,552)

Balance, December 31, 2015	-	$-	25,799,031	$25,799	1,000,000	$1,000	$3,455,745	$(4,870,645)	$(1,388,101)

Note conversion			1,498,333	1,498			286,706		288,205
									-
Net loss for the year ended December 31, 2016								(487,089)	(487,089)

Balance, December 31, 2016	-	$-	27,297,364	$27,297	1,000,000	$1,000	$3,455,745	$(5,357,734)	$(1,586,985)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Cash Flows

	For the Year Ended,
	December 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(487,089)	$(64,552)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	-
Depreciation	3,993	3,993
Changes in operating assets and liabilities
Accounts receivable	(983)	12,721
Inventory	2,020	56,237
Deposits	4,880	102,577
Accounts payable	(28,908)	(108,111)
Accrued expenses	(28,622)	(685,716)
Net Cash Used in Operating Activities	(534,708)	(682,851)

INVESTING ACTIVITIES
Disposal of fixed asset	-	233,289
Net Cash Provided By (Used In) Investing Activities	-	233,289

FINANCING ACTIVITIES
Proceeds from notes payable	10,000	526,709
Repayment of notes payable	-	(13,785)
Common stock issued for cash	371,776	80,738
Proceeds from related party notes payable	261,577
Prior period adjustment to retained earnings	(83,571)	-
Repayment on the leases payable	-	(48,301)
Repayment of note payable - related party		(93,000)
Net Cash Provided by Financing Activities	559,782	452,361

NET INCREASE (DECREASE) IN CASH	25,074	2,799
CASH AT BEGINNING OF PERIOD	210	(2,589)

CASH AT END OF PERIOD	$25,284	$210

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURS OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$28,409	$80,619
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$-	$-

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

The current structure of Pacific Ventures came from a reverse merger with Snöbar Holdings, Inc. ("Snöbar") through a share exchange. The reverse merger entered on August 14, 2015, by Pacific Ventures Group, Inc. and its stockholders through a share exchange agreement with Snöbar Holdings, Inc. ("Snöbar Holdings"), pursuant to which Pacific Ventures acquired 100% of the issued and outstanding shares of Snöbar Holdings' Class A and Class B common stock in exchange for 22,500,000 restricted shares of Pacific Ventures' common stock while simultaneously issuing 2,500,000 shares of Pacific Ventures' restricted common stock to certain other persons.

As the result of the reverse-merger and Share Exchange, Pacific Ventures became the holding company for Snöbar Holdings, Inc. and its affiliates and subsidiaries comprising Snobar Trust ("Trust"), International Production Impex Corporation ("IPIC"), and MAS Global Distributors, Inc. ("MGD").

Prior to the reverse-merger, Pacific Ventures operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace.  However, in 1997, after selling several of its divisions, the Company's remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

Since the Share Exchange represents a change in control of the Company and a change in business operations, the business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snobar Trust, IPIC, and MGD.

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

1.     NATURE OF OPERATIONS (continued)

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

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Unearned Revenue - Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As at 12/31/2016, the Company has $15,042 in deferred revenue as a result of prepayment by two of its customers.  This is comparable to the Company year-end deferred revenue balance of $90,042 as at 12/31/2015.

Shipping and Handling Costs - The Company's shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities - The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As at 12/31/2016, the Company has $39,307.59 in disputed liabilities on its balance sheet.

In addition, on January 28, 2016, a labor dispute between IPIC and a former employee was ruled in favor of the former employee by the Labor Commissioner of the State of California.  This finding resulted in compensation expenses of $29,102.76 and an accrued liability of the same amount on IPIC book for the year ended December 31, 2016.

Non-Recurring Items – Non-recurring items come from discontinued operations, extraordinary items, unusual or infrequent items, or changes in accounting principles. Because these items are infrequent and did not constitute operating items they are not included in the Company's result of operation.  During the year ended 12/31/2016 the Company recorded a gain/loss of $33,998 as non-recurring items.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As at 12/31/2016, the Company has $ 25,284 in Cash and Cash equivalent, compared to $210 as at 12/31/2015.

Accounts Receivable - Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended  12/31/2016 and 2015, and thus has not set an allowance for doubtful accounts.

Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials.  As at 12/31/2016, the Company has $0 in Inventories, compared to $2020 as at 12/31/2015.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs - The Company expenses advertising costs when incurred.   During the year ended 12/31/2016, the Company incurred $62,505.44 in Marketing and Advertising, compared to $22,060 for the year ended 12/31/2015.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $487,089 for the year ended December 31, 2016, and has an accumulated deficit of $5,357,734 as at December 31, 2016.

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

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

4.  INVENTORIES

Inventories at December 31, 2016 and 2015, consisted of the following:

	December 31, 2016	December 31, 2015
Finished Goods	$0.00	$2,020.34

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2016 and 2015, consisted of:

	December 31, 2016	December 31, 2015
Computers	$15,985.53	$15,985.53
Freezers	39,152.82	39,152.82
Office Furniture	15,686.82	15,686.82
Rugs	6,000.00	6,000.00
Software - Accounting	2,901.07	2,901.07
Telephone System	5,814.00	5,814.00
Video Camera	1,527.95	1,527.95

Accumulated Depreciation	$(55,230.67)	$(52,235.92)

Net Book Value	$31,837.52	$34,832.27

Depreciation expense for the year ended December 31, 2016 was $3,993 compared $3,993 for the same period of 12/31/2015.

6.  ACCRUED EXPENSE

As at 012/31/2016 the Company had accrued expenses of $241,692 compared to $189,433, for the year-end 12/31/2015. Accrued expenses include $29,103 from the IPIC Labor Commission finding, and Disputed liability of $39,308, Other accrued liabilities of $52,259, and Payroll liabilities of $83,120.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

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

8.    RELATED PARTY TRANSACTIONS

In January 2011, MGD entered into an unsecured promissory note with an officer and shareholder.  The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2018.  The balance of the note at December 31, 2016 was $111,863.

In February of 2012, MGD entered into an unsecured promissory note with a shareholder.  The note had an original principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The interest rate has been changed to 2% and the lender agreed to make all interest retroactive and deferred to maturity date of December 31, 2018.  The note's balance was $25,000 as of December 31, 2016 and December 31, 2015.

Snöbar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000.  The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2017.  The entire purchase price of $500,000 was expensed in 2013.  As of December 31, 2016  and December 31, 2015, the balance on the note $392,772 and $219,522 respectively. In April of 2016, the company renegotiated its licensing rights contract and agreement in order to add accrual of late fees, legal fees and penalties by $173,250.  As at December 31, 2016, the balance on the note was $392,772.00.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014.  The maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%.  Lender also agreed to make all interest retroactive and deferred.  The note had an outstanding balance of $6,000 as of December 31, 2016 and December 31, 2015.

On March 14, 2013, MGD entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $86,821 with an original interest rate of 5%, and an original maturity date of March 14, 2014.  Maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.  The balance of the note was $86,821 as of December 31, 2016 and December 31, 2015.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $15,000 with an original interest rate of 5%.  Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.   The balance of the note was $15,000 as of December 31, 2016 and December 31, 2015.

On February 24, 2014, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $20,000 with an interest rate of 8% and a maturity date of 30 days from execution of the note.  The maturity date was extended to February 1, 2017.  As of December 31, 2014, the balance of the notes was $20,000.  The note was converted to 100,000 shares common stock on July 15, 2015, leaving a balance of $0 as of December 31, 2016 and December 31, 2015.

During the year ended December 31, 2014, Snöbar Holdings entered into unsecured promissory notes with an entity owned by a shareholder.  The notes had a total principal balance of $16,000 with an interest rate of 2% and were due on demand.  Maturity date has been modified to December 31, 2019, and lender agreed to make all interest retroactive and deferred.  The balance of the notes were $16,000 as of December 31, 2016 and December 31, 2015.

On February 23, 2012, Snöbar Holdings entered into a secured promissory note with a shareholder.  The note had a principal balance of $10,000 with no interest rate.  The note is due upon demand.  The balance of the note was $10,000 as of December 31, 2016 and December 31, 2015.

As of December 31, 2016 and December 31, 2015, an officer has advanced $6,130 to IPIC to pay for operating expenses.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

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

In February 2014, MGD entered into a secured promissory note with a principal balance of $10,000. The note was secured by interests in tangible and intangible property of MGD.  The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off.  The effective interest rate on the note is 137%.  The note has been paid and the outstanding balance is $1000 as of December 31, 2016 and 2015.

On March 10, 2014, MGD entered into a secured promissory note with a principal balance of $23,000.  The note was secured by MGD future sales and accounts receivable totaling $31,970.   The Company was to remit 2% of revenues and accounts receivables daily until the entire balance of $31,970 has been received.  The outstanding balance on the notes was paid off by other financing and has a balance of $0 as of December 31, 2016 and December 31, 2015.

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

The maturity date was December 31, 2015 if Snöbar Holdings is not in default, the maturity date of the note should automatically be extended to December 31, 2016 ("First Extended Maturity Date"). Commencing on January 1, 2016, Snöbar Holdings will make monthly payments of $15,000 until the First Extended Maturity Date.  Assuming Snöbar Holdings is not in default with respect to its obligations as of the First Extended Maturity Date, the note shall automatically be extended to December 31, 2017 ("Second Extended Maturity Date").  Commencing on January 1, 2017, the monthly payments will be increased to $25,000 for every month until the Second Extended Maturity Date.  All accrued but unpaid interest, charges and the remaining principal balance of the note is fully due and payable on the Second Extended Maturity Date.  The balance of the note as of December 31, 2016 and December 31, 2015 is $527,333.

In January of 2016 the company decided to enter into renegotiation period for the repayment terms of the modification dated January 29, 2015.

On August 22, 2014, IPIC entered into a secured promissory note with a principal balance of $15,000.  The note was secured by interests in all accounts, cash, deposit accounts, documents, equipment, general intangibles and inventory of International Production IMPEX Corp.  The Company was to make daily payments of $163 until the entire balance was paid off for an estimated total payment of $20,550.  The effective interest rate on the note was 192%.  This loan was purchased by the lender mentioned in the paragraph above and the outstanding balance is $0 as of December 31, 2016 and December 31, 2015.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

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

From January 1, 2016 through December 31, 2016, the company sold 1,498,333 shares of its common stock to various investors for cash and other considerations.

Common Stock was authorized October 22, 2012 for up to 100,000,000 shares, par value $0.001 per share.  Common Stock shareholders get one vote per share.  As of December 31, 2016 and December 31, 2015, there were 27,297,364 and 25,799,031 shares of Common Stock outstanding.

Pacific Ventures Group, Inc.
Notes to Condensed Consolidated Financial Statements

11. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Capital Lease
MGD leased certain machinery and equipment in 2014 and 2013 under an agreement that is classified as a capital lease.  The cost of equipment under capital leases is included in the balance sheets as property, plant and equipment and was $0 and $0 at December 31, 2015 and 2014, respectively.  Accumulated depreciation of the leased equipment was $0 as of December 31, 2016 and December 31, 2015.

Operating Lease
The Company is currently obligated under two operating leases for office spaces and associated building expenses.  Both leases are on a month to month basis.

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

On 2/13/2017, Pacific Ventures entered settlement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 shares of PACV restricted common stocks and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020.  As of March 10, 2017, Pacific Ventures has issued to the creditor, 400,000 shares of PACV restricted common stocks, and has also paid the $25,000 for the required March 31, 2017 cash payment.

In March 2017, the Board of Directors of Pacific Ventures made some changes to its management team re-assigning certain portfolios and adding new talents to the team.  The affected changes are as follows:  Shannon Masjedi was made the Chief Executive Officer (CEO) and President; Bob Smith was made the Chief Operating Officer (COO); Frank Igwealor was made the Chief Financial Officer (CFO); and Marc Shenkman was elected the Board Chairman.

We have evaluated all subsequent events through the date these consolidated financial statements were issued, and determined the following are material to disclose.