Form 10-Q
period 2017-03-31
Pacific Ventures Group, Inc.
filed 2017-05-19
CIK 882800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Shares of Common Stock, par value $0.001, outstanding as of May 10, 2017: 27,812,532

PACIFIC VENTURES GROUP, INC.
Quarterly Report on Form 10-Q for the
Three Months Ended March 31, 2017
TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
PART II. – OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc. and Subsidiaries

Consolidated Financial Statements

PACIFIC VENTURES GROUP, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$50,233	$25,284
Accounts receivable	189	983
Inventory, net		-
Deposits	1,500	1,500
Total Current Assets	51,922	27,767

Fixed Assets
Fixed assets, net	30,839	31,838
Total Fixed Assets	30,839	31,838

TOTAL ASSETS	$82,761	$59,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdraft	$-	$-
Accounts payable	174,975	177,475
Accrued expenses	241,692	241,692
Deferred revenue	-	15,042
Current portion, notes payable	127,810	26,510
Current portion, notes payable - related party	110,081	110,081
Current portion, leases payable	-	-
Total Current Liabilities	654,558	570,800

Long-Term Liabilities:
Notes payable - related party	404,635	404,636
Notes payable	343,821	671,154
Total Long-Term Liabilities	748,456	1,075,790

Total Liabilities	$1,403,015	$1,646,590

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Class A common stock, $.001 par value, 100,000,000 shares
authorized, 27,264,864 and 27,264,864 issued and outstanding,
respectively	27,697	27,297
Class B common stock, $.001 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding, respectively	1,000	1,000
Additional paid in capital	4,084,848	3,742,452
Accumulated deficit	(5,433,798)	(5,357,734)

Total Stockholders' Equity (Deficit)	(1,320,253)	(1,586,984)

Total Liabilities and Stockholders' Equity (Deficit)	$82,761	$59,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended,
	March 31,
	2017	2016

Sales, net of discounts	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
Selling, general and administrative	81,608	27,568
Depreciation expense	998	998
Salaries and wages	5,500	7,637
Operating Expenses/(Loss)	88,106	36,204

Loss from Operations	(88,106)	(36,204)

Other Non-Operating Income and Expenses
Interest expense	(3,000)	-
Extraordinary Items	15,042	-

Net Income/(Loss) before Income Taxes	(76,065)	(36,204)

Provision for income taxes	-	-

Net Income/(Loss)	$(76,065)	$(36,204)

Basic and Diluted Loss per Share - Class A Common Stock	$(0.00279)	$(0.00140)
Basic and Diluted Loss per Share - Class B Common Stock	$(0.0761)	$(0.0362)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	27,297,364	25,799,031
Basic and Diluted Class B Common Stock	1,000,000	1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended,
	March 31,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(76,065)	$(36,204)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	-
Depreciation	998	998
Changes in operating assets and liabilities
Accounts receivable	794	-
Inventory	-	-
Deposits	-	4,880
Accounts payable	(2,500)	(991)
Accrued expenses	(15,042)	-
Net Cash Used in Operating Activities	(91,814)	(31,316)

INVESTING ACTIVITIES
Disposal of fixed asset	-	-
Net Cash Provided By (Used In) Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	126,300
Repayment of notes payable	(352,333)
Common stock issued for cash	342,796	29,476
Proceeds from related party notes payable	-	1,941
Prior period adjustment to retained earnings	-
Repayment on the leases payable	-
Repayment of note payable - related party
Net Cash Provided by Financing Activities	116,763	31,417

NET INCREASE (DECREASE) IN CASH	24,949	101
CASH AT BEGINNING OF PERIOD	25,284	210

CASH AT END OF PERIOD	$50,233	$311

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURS OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3,000	$-
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

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

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

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

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

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

Unearned Revenue - Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As at 03/31/2017, the Company has $0 in deferred revenue as a result of prepayment by two of its customers.  This is comparable to the Company year-end deferred revenue balance of $15,042 as at 12/31/2016, which was as a result of prepayment by two of its customers.

Shipping and Handling Costs - The Company's shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities - The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As at 03/31/2017, the Company has $39,307.59 in disputed liabilities on its balance sheet.

In addition, on January 28, 2016, a labor dispute between IPIC and a former employee was ruled in favor of the former employee by the Labor Commissioner of the State of California.  This finding resulted in compensation expenses of $29,102.76 and an accrued liability of the same amount on IPIC book for the three months ended 03/31/2017.

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

Non-Recurring Items – Non-recurring items come from discontinued operations, extraordinary items, unusual or infrequent items, or changes in accounting principles. Because these items are infrequent and did not constitute operating items they are not included in the Company's result of operation.  During the three months ended 03/31/2017, the Company recorded a gain/loss of $15,042 as non-recurring items.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As at 03/31/2017, the Company has $50,233 in Cash and Cash equivalent, compared to $25,284 as at 12/31/2016.

Accounts Receivable - Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the three months ended March 31, 2017 and 2016, and thus has not set an allowance for doubtful accounts.

Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials.  As at 12/31/2016, the Company has $0 in Inventories.

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

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

Advertising Costs - The Company expenses advertising costs when incurred.   During the three months ended 03/31/2017, the Company incurred $13,897 in Marketing and Advertising, compared to $400 for the three months ended 03/31/2016.

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

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

In June 2014, FASB issued ASU No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company's current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application is permitted  with the first annual reporting period or interim period for which the entity's financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). Our company adopted this pronouncement.

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

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $76,065 for the three months ended 03/31/2017, and has an accumulated deficit of $5,433,798 as at March 31, 2017.

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

4.  INVENTORIES

Inventories at March 31, 2017 and 2016, consisted of the following:

	March 31, 2017	December 31, 2016
Finished Goods	$0.00	$0.00

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2017 and December 31, 2016, consisted of:

	March 31, 2017	December 31, 2016
Computers	$15,985.53	$15,985.53
Freezers	39,152.82	39,152.82
Office Furniture	15,686.82	15,686.82
Rugs	6,000.00	6,000.00
Software - Accounting	2,901.07	2,901.07
Telephone System	5,814.00	5,814.00
Video Camera	1,527.95	1,527.95

Accumulated Depreciation	(56,228.92)	(55,230.67)

Net Book Value	$30,839.27	$31,837.52

Depreciation expense for the three months ended 03/31/2017 was $ 998 compared to $998 for the same period of 03/31/2016.

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

6.  ACCRUED EXPENSE

As at 03/31/2017 the Company had accrued expenses of $241,692 compared to $241,692, for the year-end 12/31/2016. Accrued expenses include $29,103 from the IPIC Labor Commission finding, and Disputed liability of $39,308, Other accrued liabilities of $52,259, and Payroll liabilities of $83,120.

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

In February of 2012, MGD entered into an unsecured promissory note with a shareholder.  The note had an original principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The interest rate has been changed to 2% and the lender agreed to make all interest retroactive and deferred to maturity date of December 31, 2018.  The note's balance was $25,000 as of March 31, 2017 and December 31, 2016.

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

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014.  The maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%.  Lender also agreed to make all interest retroactive and deferred.  The note had an outstanding balance of $6,000 as of March 31, 2017 and December 31, 2016.

On March 14, 2013, MGD entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $86,821 with an original interest rate of 5%, and an original maturity date of March 14, 2014.  Maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.  The balance of the note was $86,821 as of March 31, 2017 and December 31, 2016.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $15,000 with an original interest rate of 5%.  Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.   The balance of the note was $15,000 as of March 31, 2017 and December 31, 2016.

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

On February 24, 2014, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $20,000 with an interest rate of 8% and a maturity date of 30 days from execution of the note.  The maturity date was extended to February 1, 2017.  As of December 31, 2014, the balance of the notes was $20,000.  The note was converted to 100,000 shares common stock on July 15, 2015, leaving a balance of $0 as of March 31, 2017 and December 31, 2016.

During the year ended December 31, 2014, Snöbar Holdings entered into unsecured promissory notes with an entity owned by a shareholder.  The notes had a total principal balance of $16,000 with an interest rate of 2% and were due on demand.  Maturity date has been modified to December 31, 2019, and lender agreed to make all interest retroactive and deferred.  The balance of the notes were $16,000 as of March 31, 2017 and December 31, 2016.

On February 23, 2012, Snöbar Holdings entered into a secured promissory note with a shareholder.  The note had a principal balance of $10,000 with no interest rate.  The note is due upon demand.  The balance of the note was $10,000 as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, an officer has advanced $6,130 to IPIC to pay for operating expenses.

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

On March 10, 2014, MGD entered into a secured promissory note with a principal balance of $23,000.  The note was secured by MGD future sales and accounts receivable totaling $31,970.   The Company was to remit 2% of revenues and accounts receivables daily until the entire balance of $31,970 has been received.  The outstanding balance on the notes was paid off by other financing and has a balance of $0 as of March 31, 2017 and December 31, 2016.

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

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

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

On February 13, 2017, Pacific Ventures entered settlement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 shares of PACV restricted common stocks and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020.  As of March 10, 2017, Pacific Ventures has issued to the creditor, 400,000 shares of PACV restricted common stocks, and has also paid the $25,000 for the required March 31, 2017 cash payment. The balance of the note as of March 31, 2017 is $175,000 compared to December 31, 2016 balance of $527,333.

On August 22, 2014, IPIC entered into a secured promissory note with a principal balance of $15,000.  The note was secured by interests in all accounts, cash, deposit accounts, documents, equipment, general intangibles and inventory of International Production IMPEX Corp.  The Company was to make daily payments of $163 until the entire balance was paid off for an estimated total payment of $20,550.  The effective interest rate on the note was 192%.  This loan was purchased by the lender mentioned in the paragraph above and the outstanding balance is $0 as of March 31, 2017 and December 31, 2016.

In March of 2017 PACV entered into a promissory note. The note bears an 8% interest per annum and the terms are 6 months. The note can be repaid in equity or in cash at the companies discretion.

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

Pacific Ventures Group, Inc.
Notes to Consolidated Financial Statements

900,000 shares of restricted common stock were issued to extinguish $21,675 of debt due to an officer and shareholder of Pacific Ventures.

Preferred Stock was authorized October 2006 for up to 10,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preferences to dividends or liquidation rights.   As of March 31, 2017 there are 1,000,000 shares of Preferred Class E Stock issued and outstanding.0

From January 1, 2016 through December 31, 2016, the company sold 1,498,333 shares of its common stock to various investors for cash and other considerations.

From January 1, 2017 through March 31, 2017, the company sold 475,168 shares of its common stock to various investors for cash and other considerations.

Common Stock was authorized October 22, 2012 for up to 100,000,000 shares, par value $0.001 per share.  Common Stock shareholders get one vote per share.  As of March 31, 2017 and December 31, 2016, there were 27,772,532 and 27,297,364 shares of Common Stock outstanding.

11. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Capital Lease
MGD leased certain machinery and equipment in 2014 and 2013 under an agreement that is classified as a capital lease.  The cost of equipment under capital leases is included in the balance sheets as property, plant and equipment and was $0 and $0 at March 31, 2017 and December 31, 2016, respectively.  Accumulated depreciation of the leased equipment was $0 as of March 31, 2017 and December 31, 2016.

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

On May 11, 2017, the Board of Directors of Pacific Ventures made some changes to its management team and Bod Smith was removed from all Executive position and Board of Director's responsibilities.

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

Prior to the reverse-merger, Pacific Ventures, which was incorporated under the laws of the State of Delaware on October 3, 1986, under the name AOA Corporation, operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace.  On November 12, 1991, the Company changed its name to American Eagle Group, Inc. Furthermore, in 1997, after selling several of its divisions, the Company's remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.  On October 22, 2012, the Company changed its name to Pacific Ventures Group, Inc.

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

MARKET

The alcohol and distilled spirits market, and ice cream markets have consistently exhibited year-over-year growth, and are projected to continue this positive trend.  The alcohol beverage and dessert industries are extremely innovative and continuously add new and original products.  IPIC has determined that capturing even a small portion of these markets would surpass the initial production capabilities of the SnöBar products and provide a platform for exponential growth nationally and internationally. The offering of SnöBar alcohol-infused ice cream and ice pop products worldwide seeks to take advantage of the success of the worldwide alcohol beverage market and the thriving frozen desserts market..

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

EMPLOYEES

As of March 31, 2017, Snöbar Holdings does not have any employees.  IPIC, a consolidated variable interest entity of Snöbar Holdings, which conducts the operations of producing, selling and distributing alcohol-infused ice creams and ice-pops, has five (5) employees as of March 31, 2017.

Results of Operations

Results of Operations for the three months ended March 31, 2017.

Revenues

Sales, net of discounts for the three months ended March 31, 2017, was $0, compared to $0 for same period of March 31, 2016.

Operating Expenses

Total operating expenses for the three months ended March 31, 2017 were $88,106, compared to March 31, 2016 amount of $36,204 due to reduced operating activities during the period and a increase in general and administrative expenses, marketing and advertising, professional fees, research and development, wages and salaries, and depreciation expense.

Selling, General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2017  was $81,608, increasing by about $54,040 compared to March 31, 2016 amount of $27,568, which was primarily due to a increase in business development expenses, travel expenses, and other overhead expenses.

Marketing and Advertising

Marketing and advertising expenses for the three months ended March 31, 2017 was $ 13,897.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2017 was $998, compared to March 31, 2016 amount of $998.

Salaries and Wages

Salaries and wages for the three months ended March 31, 2017 was $0, which was due to cost cutting measures implemented previously that froze compensation accrual for senior management.  This action was primarily responsible for the reduction compensation of staff during the period under review.

Other Non-Operating Income and Expenses

Total non-operating income and expenses for the three months ended March 31, 2017 was $15,042, primarily related to amortization of licensing fees.

Net Loss

Net loss for three months ended March 31, 2017 were $(76,065) compared to March 31, 2016 net loss of $(36,204) which was due primarily to operating expenses and the accrual of fees, legal fees and penalties on the company's licensing contract.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2017, we had cash on hand of $50,233 and a working capital deficit of approximately $2 million. We have incurred operating losses, and as at March 31, 2017, we have accumulated deficit of $5,433,798.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Fiscal three months ended March 31, 2017

Net cash used in operating activities for the three months ended March 31, 2017 was $(91,814), compared to $(31,316) the same period March 31, 2016.

Net losses for the three months ended March 31, 2017 was $76,065 and accumulated deficit was $5,433,798 from the date of inception through March 31, 2017 was primarily attributed to general and administrative expenses salaries and wages, IPIC business rights expense of $500,000, depreciation expense, marketing and advertising, interest expense, professional fees of and research and development cost exceeding our product gross profit during the period. The change in our accrued expenses was primarily attributable to accrued payroll liabilities on a consolidated basis with IPIC and MGD. The change in our accounts payable was primarily due to timing of vendor invoicing and payments.

Net cash used in investing activities was $0, compared to March 31, 2016 period amount of $0.

Net cash provided by financing activities was $116,763 for the three months ended March 31, 2017 primarily derived from the proceeds from the sale of stock and the conversion of debt by debtors into common stock of the Company.

As of March 31, 2017, we had total current liabilities of $654,558 primarily related to our accounts payable, current-portion of long-term debt, and accrued expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), we have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2017 .

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From January 1, 2017 through March 31, 2017, the company sold 600,833 shares of common stock for an aggregate purchase price of $97,500 and other consideration.

From July 1, 2016 through March 31, 2017, the company sold 475,168 shares of its common stock to various investors for cash and other considerations.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2017, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).

PACIFIC VENTURES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: May 18, 2017	By:	/S/ Shannon Masjedi
Shannon Masjedi
President and CEO
Principal Executive Officer

Date: May 18, 2017	By:	/S/ Frank I Igwealor
Frank I Igwealor
Chief Financial Officer
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.