Form 10-Q
period 2017-06-30
Pacific Ventures Group, Inc.
filed 2017-08-21
CIK 882800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes [X]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes []   No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Shares of Common Stock, par value $0.001, outstanding as of June 30, 2017: 34,437,000

PACIFIC VENTURES GROUP, INC.
Quarterly Report on Form 10-Q for the
Six Months Ended June 30, 2017

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II. – OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	30
Item 6. Exhibits	31
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Pacific Ventures Group, Inc. and Subsidiaries

Condensed Consolidated Financial Statements

PACIFIC VENTURES GROUP, INC.
Condensed Consoldiated Balance Sheets

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$-	$25,284
Accounts receivable	6,589	983
Inventory, net		-
Deposits	1,500	1,500
Total Current Assets	8,089	27,767

Fixed Assets
Fixed assets, net	29,841	31,838
Total Fixed Assets	29,841	31,838

TOTAL ASSETS	$37,930	$59,605

LIABILITIES AND STOCKHOLDERS' EQUITY	-
Bank overdraft	$85	$-
Accounts payable	171,085	177,475
Accrued expenses	275,146	231,060
Deferred revenue	-	15,042
Current portion, notes payable	313,500	26,510
Current portion, notes payable - related party	110,281	110,081
Current portion, leases payable	-	-
Total Current Liabilities	870,097	560,168

Long-Term Liabilities:
Notes payable - related party	205,183	404,636
Notes payable	328,821	671,154
Total Long-Term Liabilities	534,004	1,075,790

Total Liabilities	$1,404,100	$1,635,957

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
none issued and outstanding	$-	$-
Class A common stock, $.001 par value, 100,000,000 shares
authorized, 34,437,000 and 34,437,000 issued and outstanding,
respectively	34,437	27,277
Class B common stock, $.001 par value, 10,000,000 shares
authorized, 1,000,000 issued and outstanding, respectively	1,000	1,000
Additional paid in capital	4,169,509	3,722,472
Accumulated deficit	(5,571,116)	(5,327,102)

Total Stockholders' Equity (Deficit)	(1,366,170)	(1,576,353)

Total Liabilities and Stockholders' Equity (Deficit)	$37,930	$59,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations
(unaudited)

			For the Six months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Sales, net of discounts	$-	$3,780	-	3,780
Cost of Goods Sold	-	(2,020)	-	(2,020)
Gross Profit	-	1,760	-	1,760

Operating Expenses
Selling, general and administrative	101,028	102,571	205,725	130,140
Penalty on Payroll Taxes	12,807	-	12,807
Depreciation expense	998	998	1,997	1,997
Financing Cost	-	-	22,500	-
Salaries and wages	6,437	11,859	6,437	19,496
Operating Expenses/(Loss)	121,270	115,428	249,466	151,633

Loss from Operations	(121,270)	(113,668)	(249,466)	(149,873)

Other Non-Operating Income and Expenses
License Fees Income/Expenses	-	(154,500)	-	(154,500)
Interest expense	(9,898)	(5,500)	(16,439)	(5,500)
Forgiveness of Debt	2,449		6,849	-
Extraordinary Items	-		15,042	-

Net Income/(Loss) before Income Taxes	(128,719)	(273,668)	(244,014)	(309,873)

Provision for income taxes	-	-	-	-

Net Income/(Loss)	$(128,719)	$(273,668)	(244,014)	(309,873)

Basic and Diluted Loss per Share - Class A Common Stock	$(0.00374)	$(0.00)	(0.01)	(0.01)
Basic and Diluted Loss per Share - Class B Common Stock	$(0.1287)	$(0.13)	(0.27)	(0.24)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	34,437,000	26,399,864	34,437,000	26,399,864
Basic and Diluted Class B Common Stock	1,000,000	1,000,000	1,000,000	1,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2016 and 2017

	Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity

Balance, December 31, 2012	-	$-	-	$-	-	$-	$-	$(1,682,243)	$(1,682,243)

Shares issued for exchange agreement			1,154,500	1,155			971,846		973,001
Debt converted into shares			428,900	429			999,571		1,000,000
Shares sold for cash			751,729	752			949,248		950,000
Imputed interest - contributed capital							11,531		11,531
Founder's shares			14,832,733	14,833	1,000,000	1,000			15,833
Shares issued for services			2,043,200	2,043			38,012		40,055
									-
Net loss for the yeard ended December 31, 2013								(2,601,495)	(2,601,495)

Balance, December 31, 2013	-	$-	19,211,062	$19,211	1,000,000	$1,000	$2,970,208	$(4,283,738)	$(1,293,319)
									-
Note conversion			111,328	111			159,889		160,000
									-
Net loss for the yeard ended December 31, 2014								(1,136,693)	(1,136,693)

Balance, December 31, 2014	-	$-	19,322,390	19,322	$1,000,000	$1,000	3,130,097	$(5,420,431)	$(2,270,012)
									-
Note conversion			6,476,641	6,477			325,648		332,125
Prior period adjustment								614,338	614,338
									-
Net loss for the yeard ended December 31, 2015								(85,260)	(85,260)

Balance, December 31, 2015	-	$-	25,799,031	$25,799	1,000,000	$1,000	$3,455,745	$(4,891,353)	$(1,408,809)

Note conversion			1,498,333	1,498			286,706		288,205
Cancellation of Debt			(20,000)	(20)			(19,980)		(20,000)
Prior period adjustment								51,340	51,340
Net loss for the yeard ended December 31, 2016								(487,089)	(487,089)

Balance, December 31, 2016	-	$-	27,277,364	$27,277	1,000,000	$1,000	$3,722,472	$(5,327,102)	$(1,576,353)

Note conversion			400,000	400			326,933		327,333
Note conversion			45,168	45			26,955		27,000
Shares Issued			30,000	30			15,433		15,463
									-
Net loss for the period ended March 31, 2017								(92,795)	(92,795)

Balance, March 31, 2017	-	$-	27,752,532	$27,753	1,000,000	$1,000	$4,091,793	$(5,419,897)	$(1,299,352)

Shares Issued			6,400,000	6,400			-		6,400
Note conversion			244,468	244			57,756		58,000
Shares Issued			40,000	40			19,960		20,000
									-
Net loss for the period ended June 30, 2017								(127,721)	(127,721)

Balance, June 30, 2017	-	$-	34,437,000	$34,437	1,000,000	$1,000	$4,169,509	$(5,547,618)	$(1,342,673)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(244,014)	$(309,873)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	-
Depreciation	-	1,996
Changes in operating assets and liabilities
Accounts receivable	(5,406)
Inventory	-	2,020
Deposits	-	4,880
Accounts payable	(16,373)	3,694
Proceeds from notes payable		-
Repayment of notes payable	88,047
Accrued expenses	38,517
Unearned Revenue		(18,750)
Net Cash Used in Operating Activities	(139,229)	(316,033)

INVESTING ACTIVITIES
Accumulated Depreciation	1,997	-
Disposal of fixed asset	-	-
Net Cash Provided By (Used In) Investing Activities	1,997	-

FINANCING ACTIVITIES
Proceeds from notes payable	10,000	-
Repayment of notes payable	(352,333)	-
Notes Converted to equity	412,333
Common stock issued for cash	41,863	97,109
Proceeds from related party notes payable	-	175,155
Prior period adjustment to retained earnings	-	-
Inventory Deposit		100,000
Repayment on the leases payable	-	-
Repayment of note payable - related party
Net Cash Provided by Financing Activities	111,863	372,264

NET INCREASE (DECREASE) IN CASH	(25,369)	56,231
CASH AT BEGINNING OF PERIOD	25,284	210

CASH AT END OF PERIOD	$(85)	$56,441

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURS OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$-	$-

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Unearned Revenue - Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As of 06/30/2017, the Company has $0 in deferred revenue as a result of prepayment by two of its customers.  This is comparable to the Company year-end deferred revenue balance of $15,042 as of 12/31/2016, which was as a result of prepayment by two of its customers.

Shipping and Handling Costs - The Company's shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities - The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As of 06/30/2017, the Company has $31,858.49 in disputed liabilities on its balance sheet.

In addition, on January 28, 2016, a labor dispute between IPIC and a former employee was ruled in favor of the former employee by the Labor Commissioner of the State of California.  This finding resulted in compensation expenses of $29,102.76 and an accrued liability of the same amount on IPIC book for the six months ended 06/30/2017.

Non-Recurring Items – Non-recurring items come from discontinued operations, extraordinary items, unusual or infrequent items, or changes in accounting principles. Because these items are infrequent and did not constitute operating items they are not included in the Company's result of operation. During the six months ended 6/30/2017, the Company recorded forgiveness of debt income of $2449.10 as a non-recurring item.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of 06/30/2017, the Company has an overdraft of $(85.02) in Cash and Cash equivalent, compared to $25,284 as of 12/31/2016.

Accounts Receivable - Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the six months ended June 30, 2017 and 2016, and thus has not set an allowance for doubtful accounts.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Advertising Costs - The Company expenses advertising costs when incurred.   During the six months ended 06/30/2017, the Company incurred $15,147.00 in Marketing and Advertising, compared to $29,499.00 for the six months ended 06/30/2016.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying consolidated financial  statements, the Company has incurred a net loss of $244,014 for the six months ended 06/30/2017, and has an accumulated deficit of $5,571,116 as of June 30, 2017.

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

4.     INVENTORIES

Inventories at June 30, 2017 and 2016, consisted of the following:

	June 30, 2017	December 31, 2016
Finished Goods	$0.00	$0.00

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2017 and December 31, 2016, consisted of:

	June 30, 2017	December 31, 2016
Computers	$15,985.53	$15,985.53
Freezers	39,152.82	39,152.82
Office Furniture	15,686.82	15,686.82
Rugs	6,000.00	6,000.00
Software - Accounting	2,901.07	2,901.07
Telephone System	5,814.00	5,814.00
Video Camera	1,527.95	1,527.95

Accumulated Depreciation	(57,226.92)	(55,230.67)

Net Book Value	$29,841.27	$31,837.52

Depreciation expense for the six months ended 06/30/2017 was $1996 compared to $1997 for the same period of 06/30/2016.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

6.     ACCRUED EXPENSE

As of 06/30/2017 the Company had accrued expenses of $275,146 compared to $231,060, for the year-end 12/31/2016. Accrued expenses include $29,103 from the IPIC Labor Commission finding, and Disputed liability of $31,858.49 as referenced Note 2. Other accrued liabilities of $68,024, and Payroll liabilities of $83,100.

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

8.     RELATED PARTY TRANSACTIONS

In January 2011, MGD entered into an unsecured promissory note with an officer and shareholder.  The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2018.  The balance of the note at December 31, 2016 was $112,411.

In February of 2012, MGD entered into an unsecured promissory note with a shareholder.  The note had an original principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The interest rate has been changed to 2% and the lender agreed to make all interest retroactive and deferred to maturity date of December 31, 2018.  The note's balance was $25,000 as of June 30, 2017 and December 31, 2016.

Snöbar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000.  The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2017.  The entire purchase price of $500,000 was expensed in 2013.  As of December 31, 2016  and December 31, 2015, the balance on the note $392,772 and $219,522 respectively. In April of 2016, the company renegotiated its licensing rights contract and agreement in order to add accrual of late fees, legal fees and penalties by $173,250.  As at December 31, 2016, the balance on the note was $392,772.00.  The note balance as of 6/30/2017 was $192,772.00.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014.  The maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%.  Lender also agreed to make all interest retroactive and deferred.  The note had an outstanding balance of $6,000 as of June 30, 2017 and December 31, 2016.

On March 14, 2013, MGD entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $86,821 with an original interest rate of 5%, and an original maturity date of March 14, 2014.  Maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.  The balance of the note was $86,821 as of June 30, 2017 and December 31, 2016.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $15,000 with an original interest rate of 5%.  Maturity date has been extended to December 31, 2019, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.   The balance of the note was $15,000 as of June 30, 2017 and December 31, 2016.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On February 24, 2014, Snöbar Holdings entered into an unsecured promissory note with a shareholder.  The note had a principal balance of $20,000 with an interest rate of 8% and a maturity date of 30 days from execution of the note.  The maturity date was extended to February 1, 2017.  As of December 31, 2014, the balance of the notes was $20,000.  The note was converted to 100,000 shares common stock on July 15, 2015, leaving a balance of $0 as of June 30, 2017, and December 31, 2016.

During the year ended December 31, 2014, Snöbar Holdings entered into unsecured promissory notes with an entity owned by a shareholder.  The notes had a total principal balance of $16,000 with an interest rate of 2% and were due on demand.  Maturity date has been modified to December 31, 2019, and lender agreed to make all interest retroactive and deferred.  The balance of the notes was $16,000 as of June 30, 2017 and December 31, 2016.

On February 23, 2012, Snöbar Holdings entered into a secured promissory note with a shareholder.  The note had a principal balance of $10,000 with no interest rate.  The note is due upon demand.  The balance of the note was $10,000 as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, an officer has advanced $6,130 to IPIC to pay for operating expenses.

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

In February 2014, MGD entered into a secured promissory note with a principal balance of $10,000. The note was secured by interests in tangible and intangible property of MGD.  The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off.  The effective interest rate on the note is 137%.  The note has been paid and the outstanding balance as of June 30, 2017 and December 31, 2016 is $1000.

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

On February 13, 2017, Pacific Ventures entered settlement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 shares of PACV restricted common stocks and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020.  As of March 10, 2017, Pacific Ventures has issued to the creditor, 400,000 shares of PACV restricted common stocks, and has also paid the $25,000 for the required March 31, 2017 cash payment. The balance of the note as of June 30, 2017 is $175,000 compared to December 31, 2016 balance of $527,333.

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

In March of 2017 PACV entered into a promissory note. The note bears an 8% interest per annum and the terms are 9 months. The note can be repaid in equity or in cash at the companies discretion.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

900,000 shares of restricted common stock were issued to extinguish $21,675 of debt due to an officer and shareholder of Pacific Ventures.

Preferred Stock was authorized October 2006 for up to 10,000,000 shares.  Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock.  Accordingly, for every share of Series E Preferred Stock held, the holder received the voting rights equal to 10 shares of common stock.  The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preferences to dividends or liquidation rights.   As of June 30, 2017 there are 1,000,000 shares of Preferred Class E Stock issued and outstanding.

From January 1, 2016 through December 31, 2016, the company issued 1,498,333 shares of its common stock to various investors for cash and other considerations.  In June of 2017, 20,000 shares of common stock were cancelled resulting in 1,478,333 shares being issued for the period of January 1, 2016 through December 31, 2016.

From January 1, 2017 through June 30, 2017, the company issued 7,159,636 shares of its common stock to various investors for cash and other considerations.

From March 31, 2017 through June 30, 2017, the company sold 6,664,468 shares of its common stock to various investors for cash and other considerations. See in Subsequent events that in August of 2017 5,400,000 shares of common stock are being cancelled.

Common Stock was authorized October 22, 2012 for up to 100,000,000 shares, par value $0.001 per share.  Common Stock shareholders get one vote per share.  As of June 30, 2017 and December 31, 2016, there were 34,437,000 and 27,277,364 shares of Common Stock outstanding.

11.   COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Capital Lease
MGD leased certain machinery and equipment in 2014 and 2013 under an agreement that is classified as a capital lease.  The cost of equipment under capital leases is included in the balance sheets as property, plant and equipment and was $0 and $0 at June 30, 2017 and December 31, 2016, respectively.  Accumulated depreciation of the leased equipment was $0 as of June 30, 2017 and December 31, 2016.

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

On May 11, 2017, the Board of Directors of Pacific Ventures made some changes to its management team and Bob Smith was removed from all Executive position and Board of Director's responsibilities.

We have evaluated all subsequent events through the date these consolidated financial statements were issued, and determined the following are material to disclose.

The acquisition of Fresh and Healthy and Healthy Foods Markets was rescinded in August of 2017 resulting in the cancellation of 5,400,000 shares of class A common stock being cancelled.

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

SnöBar brand products have been through extensive consumer testing across all age groups and genders over 21 years of age. According to the results of the consumer testing, there is a large untapped market potential for frozen alcohol desserts. Market research shows that there are very few alcohol infused ice-creams and ice pops available in the U.S. markets and the few that are out there are of lower quality ingredients and are not mass produced. IPIC holds several Federal and State granted liquor licenses.  These licenses allow the SnöBar product line to be introduced and distributed in 95% of the United States.  IPIC desires to be the first to mass market the SnöBar alcohol-infused products in this untapped and sizeable market segment and capitalize on these two exclusive products. IPIC only uses the finest of ingredients and dairy to produce SnöBar products and strives to achieve the highest quality of texture and taste for all of the SnöBar products. IPIC believes that the SnöBar brand has the potential to scale on a national and international level with worldwide distribution capabilities.

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

IPIC has recently entered into contracts with an international distributor pursuant to which IPIC has licensed to the international distributors a right to distribute SnöBar products to certain international destinations. One contract provides for an exclusive right to distribute for a minimum term of two years with an aggregate of $700,000 worth of SnöBar products for distribution in Puerto Rico, Costa Rica, Dominican Republic and Panama. IPIC has already received the initial orders from these international distributors.

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

In 2016, SnöBar expanded the exposure within the South Carolina market.  The customer base has increased every quarter.  SnöBar has been well received and demand for the product continues to increase.

In 2017,  SnöBar built an online platform that will allow customers and consumers to order the SnöBar product line directly.  Two fulfillment centers will be strategically operational one on the east coast and one on the west coast.

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

EMPLOYEES

As of March 31, 2017, Snöbar Holdings does not have any employees.  IPIC, a consolidated variable interest entity of Snöbar Holdings, which conducts the operations of producing, selling and distributing alcohol-infused ice creams and ice-pops, has five (5) employees/advisors as of June 30, 2017.

Results of Operations

Results of Operations for the three months ended June 30, 2017.

Revenues

Sales, net of discounts for the six months ended June 30, 2017, was $0, compared to $0 for same period of June 30, 2016.

Operating Expenses

Total operating expenses for the six months ended June 30, 2017 were $249,466 compared to June 30, 2016 amount of $151,633 due to reduced operating activities during the period and a increase in general and administrative expenses, marketing and advertising, professional fees, research and development, wages and salaries, and depreciation expense.

Selling, General and Administrative Expenses

General and administrative expenses for six months ended June 30, 2017 was $205,725, increasing by about $75,585 compared to June 30, 2016 amount of $130,140, which was primarily due to a increase in business development expenses, travel expenses, and other overhead expenses.

Marketing and Advertising

Marketing and advertising expenses for the six months ended June 30, 2017 was $ 15,147.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2017 was $1996 compared to June 30, 2016 amount of $998.

Salaries and Wages

Salaries and wages for the six months ended June 30, 2017 was $6,437.00, which was due to cost cutting measures implemented previously that froze compensation accrual for senior management.  This action was primarily responsible for the reduction compensation of staff during the period under review.

Other Non-Operating Income and Expenses

Total non-operating income and expenses for the six months ended June 30, 2017 was $5452.00 primarily related to amortization of licensing fees.

Net Loss

Net loss for six months ended June 30, 2017 were $(244,014) compared to June 30, 2016 net loss of $(309,873) which was due primarily to operating expenses and the accrual of fees, legal fees and penalties on the company's licensing contract.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2017, we had cash on hand of $(85.02). We have incurred operating losses, and as at June 30, 2017, we have accumulated deficit of $5,571,116.  These factors raise substantial doubt about our ability to continue as a going concern.

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

Fiscal six months ended June 30, 2017

Net cash used in operating activities for the six months ended June 30, 2017 was $(85.02), compared to $(25,284) the same period December 31, 2016.

Net losses for the six months ended June 30, 2017 was $244,014and accumulated deficit was $5,571,116 from the date of inception through June 30, 2017 was primarily attributed to general and administrative expenses salaries and wages, IPIC business rights expense of $500,000, depreciation expense, marketing and advertising, interest expense, professional fees of and research and development cost exceeding our product gross profit during the period. The change in our accrued expenses was primarily attributable to accrued payroll liabilities on a consolidated basis with IPIC and MGD. The change in our accounts payable was primarily due to timing of vendor invoicing and payments.

Net cash used in investing activities was $0, compared to June 30, 2016 period amount of $0.

Net cash provided by financing activities was $111,863 for the six months ended June 30, 2017 primarily derived from the proceeds from the sale of stock and the conversion of debt by debtors into common stock of the Company.

As of June 30, 2017, we had total current liabilities of $870,097 primarily related to our accounts payable, current-portion of long-term debt, and accrued expenses.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From January 1, 2017 through June 30, 2017, the company issued 7,159,636 shares of common stock for an aggregate purchase price of $447,037 and other consideration including the acquisition of two markets see subsequent events for further status of stock issued.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2017, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4. Mine Safety Disclosures

None; not applicable.

ITEM 5. Other Information.

None

ITEM 6. Exhibits

Exhibit Number	Description of Exhibit

31.1
Certification of Principal Executive Officer and principal financial officer pursuant to Securities Exchange Act Rule 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017formatted in Extensible Business Reporting Language (XBRL).

PACIFIC VENTURES GROUP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: August 21, 2017	By:	/S/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer, Treasurer (Principal Financial Officer)