Form 10-K/A
period 2016-12-31
Pacific Ventures Group, Inc.
filed 2017-10-16
CIK 882800

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429

FORM 10-K/A
(Amendment No. 1)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2016, was $11,432,725.

As of April 11, 2017, the registrant had outstanding 27,772,532 shares of common stock, $0.001 par value.

EXPLANATORY NOTE

Pacific Ventures Group, Inc. (the "Company," "Pacific Ventures," "we," "us" or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as originally filed with the Securities and Exchange Commission (the "SEC") on April 12, 2017 (the "Original 10-K"). The purpose of this Amendment is to amend the Original 10-K per the recent comments that the Company has received from the Staff of the SEC related to the Company's Registration Statement on Form S-1, as originally filed with the SEC on May 19, 2017, to the extent such comments related to the disclosure set forth in the Original 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), this Amendment also amends Item 15 of the Original 10-K to include currently dated certifications from the Company's Chief Executive Officer and Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment does not amend or otherwise update any other information in the Original 10-K. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-K was filed. Therefore, this Amendment should be read in conjunction with any documents incorporated by reference herein and the Company's other filings made with the SEC subsequent to the filing of the Original 10-K.

PACIFIC VENTURES GROUP, INC.

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Amendment No. 1 to the Company's Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

Overview

Pacific Ventures was incorporated under the laws of the State of Delaware on October 3, 1986, under the name AOA Corporation. On November 12, 1991, the Company changed its name to American Eagle Group, Inc. On October 22, 2012, the Company changed its name to Pacific Ventures Group, Inc.

The current structure of Pacific Ventures resulted from a share exchange with Snöbar Holdings, Inc. ("Snöbar"), which was treated as a reverse merger for accounting purposes. On August 14, 2015, Pacific Ventures and its stockholders entered into a share exchange agreement (the "Share Exchange Agreement") with Snöbar Holdings, Inc. ("Snöbar Holdings"), pursuant to which Pacific Ventures acquired 100% of the issued and outstanding shares of Snöbar Holdings' Class A and Class B common stock in exchange for 22,500,000 restricted shares of Pacific Ventures' common stock, while simultaneously issuing 2,500,000 shares of Pacific Ventures' restricted common stock to certain other persons, including for services provided and to a former officer of the Company (the "Share Exchange"). As the result of the Share Exchange, Snöbar Holdings. became Pacific Venture's wholly owned operating subsidiary and the business of Snöbar Holdings became the Company's sole business operations, and Snöbar Holdings' majority owned subsidiary, MAS Global Distributors, Inc., a California corporation ("MGD"), became indirect subsidiary of Pacific Ventures.

Prior to the Share Exchange, the Company operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace.  However, in 1997, after selling several of its divisions, the Company's remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

Since the Share Exchange represented a change in control of the Company and a change in business operations, the business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snobar Trust, IPIC, and MGD.

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013.  Snöbar Holdings is the trustor and sole beneficiary of Snobar Trust, a California trust (the "Trust"), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who is the Company's President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and majority stockholder. The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation ("IPIC"), which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names "SnöBar". As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary. Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation ("MGD"). MGD is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

The Trust and IPIC are considered variable interest entities ("VIEs") and Snöbar Holdings is identified as the primary beneficiary of the Trust and IPIC. Under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Snöbar Holdings performs ongoing reassessments of whether it is the primary beneficiary of a VIE. As the assessment of Snöbar Holdings' management is that Snöbar Holdings has the power to direct the activities of a VIE that most significantly impact the VIE's activities (it is responsible for establishing and operating IPIC), and the obligation to absorb losses of the VIE that could potentially be significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE's economic performance, it was therefore concluded by management that Snöbar Holdings is the primary beneficiary of the Trust and IPIC. As such, the Trust and IPIC were consolidated in the financial statements of Snöbar Holdings since the inception of the Trust, in the case of the Trust, and since the inception of Snöbar Holdings, in the case of IPIC.

On June 12, 2017, the Company, entered into a Purchase and Sale Agreement to acquire Healthy Foods Markets LLC, a Carson, California based healthy food and grocery retailer. The contemplated acquisition of the business was aimed at creating a fulfillment center for the Snobar products and to create additional and immediate revenue and exposure for the Company. However, after further consideration and additional due diligence review of the target businesses, the Company determined to rescind the transaction and the related purchase agreements.

Our principal executive office is located at 117 West 9th Street, Suite 316, Los Angeles, California. Our main telephone number is (310) 392-5606.

Description of Operations of Snöbar Holdings, Inc.

General

Snöbar Holdings was incorporated in the state of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of the Trust, which was formed in June 1, 2013. The trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Mrs. Masjedi, the Company's President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and a director. The Trust owns 100% of the shares of IPIC, which was formed on August 2, 2001. IPIC is the owner of liquor licenses and the trade name "SnöBar" and is in the business of selling and distributing alcohol-infused ice creams and ice-pops through its distributors. Snöbar Holdings also owns 99.9% of the shares of MGD. MGD is in the business of selling and leasing freezers and providing marketing services.  As a matter of law, IPIC may not be engaged in any business similar to MGD.  As a result of the foregoing, Snöbar Holdings is the beneficiary of all assets, liabilities and any income received from the business of IPIC through the Trust and is the parent company of MGD.

IPIC is a food, beverage and alcohol distribution company that is initially marketing two products: SnöBar alcohol infused ice pops, and SnöBar alcohol infused ice cream and sorbet.

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

As of December 31, 2016, Snobar products are currently being sold in the east coast by our distributor. The Company's management has been actively constructing an online platform that will allow Snobar distribution on a national level. Please see "Plan of Operations" for further detail.

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

Plan of Operations

As of the date of this annual report, Snobar products are currently being sold in the east coast by our distributor. The Company's management has been actively constructing an online platform that will allow Snobar distribution on a national level. The Company's platform is complete and ready to "go live" and, with the aim of purchasing inventory as well as increasing sales and marketing efforts, the Company seeks to raise additional capital to execute on its business plan.  Management anticipates that it will need to raise at least $250,000 in order to purchase sufficient amounts of inventory in order to launch its platform.

Our plan of action in the next twelve months is to continue development of the Snobar Product Line and fulfill the current orders that the brand has in hand from our distributor in South Carolina as well as from other accounts.  The Snobar Product Line will have two fulfillment centers to ship the online orders, one in California to service west of the Mississippi and another fulfillment center in South Carolina to service east of the Mississippi. These fulfillment centers are established and ready to proceed as soon as inventory is purchased.

The Company's anticipated general and administrative costs can be expected to increase due to additional marketing costs associated with online sales.  Specifically, the Company expects to utilize marketing and promotions through social media, radio and other avenues to create more brand awareness. We expect to continue to utilize independent contractors and not increase the number of employees.

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

Trademarks

IPIC sells the SnöBar products under a number of trademarks, brand names and trade names that are important to its continued success. The SnöBar brand is fully trademarked within the USA.   IPIC's business could be adversely affected by the loss of any major brand or by material infringement of its intellectual property rights. The SnöBar products are also subject to intellectual property risks because existing trademark laws offer only limited protection, and the laws of some countries in which the SnöBar products are or may be developed, manufactured or sold may not fully protect the SnöBar products from infringement by others.

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
As noted in our consolidated financial statements, we had an accumulated stockholders' deficit of approximately $5,357,734and recurring losses from operations as of December 31, 2016. We also had a working capital deficit of approximately $2,045,677 as of December 31, 2016. We intend to fund operations through raising additional capital through debt financing and equity issuances and increased lending activities which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2016. We are continuing to seek additional funds to finance our immediate and long term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audit report for the fiscal years ended December 31, 2016 and 2015 contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to remain operational for an indefinite period of time.

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

1We believe our product liability insurance coverage as supplemented by our umbrella insurance policy is sufficient in light of our current financial condition; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

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
There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTC Pink Market operated by the OTC Market's Group, Inc. under the symbol "PACV". We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of the NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders' equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

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

Shannon Masjedi, our majority stockholder, director and executive officer, owns a large percentage of our voting stock, which allows her to exercise significant influence over matters subject to stockholder approval.
Shannon Masjedi, our majority stockholder, director and executive officer, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In particular, because our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and a director, Mrs. Masjedi, who owns 15,864,639 shares of our Common Stock and 1,000,000 shares of Series E Preferred Stock (with 10 votes per share) as of December 31, 2016, she will be assured of such control. This shareholder may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of stock and voting ownership may adversely affect the value of our common stock due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2016, there were no unresolved SEC comments issued to the Company.

ITEM 2.	PROPERTIES

Description of Property

Pacific Venture's corporate headquarters are now located at 117 West 9th Street, Suites 316 and 423, Los Angeles, California 90015 where we occupy an aggregate of approximately 655 square feet pursuant to leases. The leases for Suites 316 and 423 are on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations. Except for Mrs. Masjedi, who filed for Chapter 7 personal bankruptcy in 2010, which was discharged in August 2011, and Marc Shenkman, who filed for Chapter 11 personal bankruptcy in 2010, which was dismissed but not discharged in May 2012, none of our directors or officers have filed for or have been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pacific Ventures' Common Stock is quoted on the OTC Pink Market, under the symbol "PACV."

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

Pacific Ventures' Common Stock is traded sporadically and has a very limited volume so the prices reflected above may not be indicative of actual prices if volumes change. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions with retail customers.

Since its inception, Pacific Ventures has not paid any dividends on its Common Stock, and Pacific Ventures does not anticipate that it will pay dividends in the foreseeable future.

At December 31, 2016, Pacific Ventures had approximately 264 stockholders of record and 27,297,364 shares of its Common Stock issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

Unregistered Sales of Equity Securities

Pursuant to the Share Exchange Agreement, during the year ended December 31, 2016, the Company issued 22,500,000 restricted shares its common stock to 33 shareholders of Snöbar Holdings in consideration of the Company's acquisition of 100% of the issued and outstanding shares of Snöbar Holdings' Class A and Class B common stock, and also issued 2,500,000 restricted shares of its common stock to certain other persons, including for services provided in connection with the Share Exchange and to a former officer of the Company. Pursuant to the Share Exchange Agreement, Snöbar Holdings represented to the Company that all Snöbar Holdings shareholders were accredited investors. Snöbar Holdings also provided the Company with copies of Accredited Investor Questionnaires signed by each Snöbar Holdings shareholder.

During the year ended December 31, 2016, the Company issued 1,498,333 shares of its restricted common stock to certain other persons and investors for cash and other considerations. During the fiscal year ended December 31, 2016, 20,000 were cancelled through a negotiated redemption of stock previously issued in exchange for services rendered.

We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. The Company did not have a reason to believe that any Snöbar Holdings shareholder was not an accredited investor. The sales of these securities were made without any general solicitation or advertising.

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

Preferred Stock

We are authorized to issue up to 10,000,000 shares of "blank check" preferred stock, par value $0.001 per share, in one or more series, subject to any limitations prescribed by law, without further vote or action by the stockholders. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as shall be determined by the Company's board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Series E Preferred Stock

Effective as of October 20016, the Company designated 1,000,000 shares of preferred stock as Series E Preferred Stock (the "Series E Preferred Stock").. Under the rights, preferences and privileges of the Series E Preferred Stock, the holders of the preferred stock receive a 10 to 1 voting preference over common stock. Accordingly, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any other class of stock of the Company and has no preference to dividends or liquidation rights. As of December 31, 2016, there were 1,000,000 shares of Series E Preferred Stock issued and outstanding. Concurrently with the initial closing of the transactions contemplated by the Share Exchange Agreement, Brett Bartolami sold all of his 1,000,000 shares of Series E Preferred Stock to Mrs. Masjedi for an aggregate purchase price of $100.

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

Overview

As a result of the Share Exchange, Pacific Ventures through its subsidiaries and affiliates of Snöbar, IPIC and MGD, offers solutions within the food, beverage, alcohol and hospitality industries. The Company is the trustor and beneficiary of the Trust. The Trust owns all of the interests of IPIC. IPIC holds the rights of the liquor licenses to sell alcohol-infused ice cream and ice-pops products and trade names SnoBar. IPIC is a food and beverage, alcohol distribution company that is engaged in marketing products, such as SnoBar alcohol infused ice pops, and SnoBar alcohol infused ice cream and sorbet. The SnoBar ice pops are frozen alcohol beverage bars, similar to popsicles on a stick, but made with liquor, such as tequila and vodka. SnoBar ice pops are manufactured in approximately three flavors: Margarita, Cosmopolitan and Mojito. SnoBar ice creams are ice cream and sorbets that are distilled spirit cocktails containing approximately 15% liqueurs and liquors.

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

Overview 2016
During the 2016 fiscal year, the Company confronted significant challenges in the delivery of their products and services, primarily as a consequence of changing merchandising and customer preferences for online purchases.  Additionally, the Company's primary vendors changed policies with respect to minimum orders, delivery times and prepayments.  The Company's management observes that shortfalls in investment and financial funding have not been resourced sufficiently to meet sometimes compressed delivery requirements. Additional funding has also been unavailable to pursue additional geographic markets, both domestic and international.

Strategy

The general marketing strategy is for the SnöBar products to be sold to high-end restaurants, resorts, cruise lines and hotels worldwide.  Additionally, various celebrity branding and product endorsements are currently being explored.  Initially, the focus will be on establishing major accounts in four core markets consisting of Southern California, Phoenix, Las Vegas and Miami. The larger vision is to sell products in grocery stores such as Kroger, Wal-Mart and others, and thereafter to begin a national marketing program to all U.S. retailers. It is essentially a top down marketing plan where products are placed with the largest retailer then trickle down to the smallest seller in each market area. Furthermore, by being quoted on the OTC Pink Market we intend to raise more capital from the markets in order to realize also the future stages of our growth path and expansion of distribution.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Annual Report and in the notes to the Company's consolidated financial statements included elsewhere herein, we have incurred operating losses, and as at December 31, 2016 and 2015, we have accumulated deficit of$5,357,734and $4,870,645 respectively. For the year ended December 31, 2016, we have a working capital deficiency of approximately $2 million. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2016 and 2015 regarding concerns about our ability to continue as a going concern.

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

Plan of Operations for the Next Twelve (12) Months

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

Accounts Receivable (AR): AR as at the years-ended December 31, 2016 and 2015, were $983 and $0respectively. For the year ended December 31, 2016, the Company has no significant sales.  Historically, customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Results of Operations

Year ended December 31, 2016, as Compared to the Year ended December 31, 2015

Revenues and Cost of Goods Sold
We generate our revenues from the domestic and international sales of SnöBar ice creams and ice pops of IPIC, which is owned by the Trust, of which Snöbar Holdings is the 100% beneficiary.  Revenue for the fiscal year ended December 31, 2016 declined to $4,763 from $255,213 during the comparable period reflecting significant financial constraints caused by changes in vendor requirements, mandatory changes in operations and logistics, and delays associated with completion of online sales platform, for a net decrease of $250,450.

Cost of goods sold is comprised of production costs, shipping and handling and handling costs. For the fiscal year ended December 31, 2016, we had costs of goods sold of $2,020, representing 42.4% of revenues as compared to $113,118 in the comparable period ended December 31, 2015.  The percentage of COGS against sales was consistent between the periods from 44.3%in FYE 22015 to 42.4% in the fiscal year ended December 31, 2016

Operating Expenses
Our SG&A expenses consist of sales and marketing, professional services, rents, and general office expenses (including wages for non-officer personnel).  During the fiscal year ended December 31, 2016 our SG&A expenses increased to $358,007 from $172,237 in the comparable prior period, an increase of $185,770.  These increases were the result of increases in marketing and advertising expenses of $63,505, professional services increasing $39,231 between the fiscal year periods ended December 31, 2015 and 2016.  Depreciation expenses remained the same between fiscal year periods as no depreciable assets were added.  Executive salaries decreased from $16,666 during December 31, 2015 to $11,845 during December 31, 2016, the direct consequence of non-accruing deferrals from our owners and senior executives.

Total operating expenses for the fiscal year ended December 31, 2016 were $373,845, representing an increase of $180,949compared to $192,896 for the comparable prior period ended December 31, 2015.

Other Non-Operating Income and Expenses.  Non-operating expenses for the fiscal year ended December 31, 2015 were $119,640, consisting of $32,063 in interest expense and an extraordinary item loss of $87,577 compared to a loss of $13,752, consisting of interest expense of $80,619 and an extraordinary item gain of $66,867 respectively in the comparable prior period ended December 31, 2015.

Net Loss.  Net loss for the fiscal year ended December 31, 2016 was $490,743, an increase of$426,191from $64,552 in the comparable prior period ended December 31, 2015.

Financial Condition, Liquidity and Capital Resources

Fiscal years ended December 31, 2016 and 2015

As of December 31, 2016, we had a working capital deficit of $532,400comprised of $23,284 in cash, $983 of accounts receivable, and $1,500 in deposits which were offset by accounts payable of $177,475, $231,060 in accrued expenses, $15,042 in deferred revenue, $26,510 in current notes payable, $26,510 in current note payable to a related party, and $110,081 in current portion of leases payable. For the fiscal year ended December 31, 2016 we used $559,194 in operating activities.  Cash provided in financing activities totaled $584,268, consisting of $10,000 in proceeds from notes payable, $361,976 in the sale of common stock, $261,577 in proceeds from related party notes payable, and a prior period adjustment of ($49,285).  In the comparable prior period in 2015, we had a working capital deficit of $763,777 comprised of $210 in cash, $2,020 in inventory, and $1,500 in deposits offset by $206,383 in accounts payable, $189,433 in accrued expenses, $90,042 in deferred revenue, $28,510 in current portion of notes payable, and $253,140 in current portion of notes payable to a related party.  We used $682,851 in cash from operating activities, secured $233,289 by the disposal of a fixed assed, and received $452,361 in financing activities, comprised of $526,709 in proceeds from notes payable, repayment of notes payable of ($13,785), common stock sales of $80,738, repayment of leases payable of ($48,301), and repayment of notes payable to a related party of ($93,000).

At December 31, 2016, we had cash of $23,284 as compared to $210 at December 31, 2015.  Our cash is held in bank deposit accounts.

Cash used in operations for the fiscal year ended December 31, 2016 was $559,194 compared to $682,851 in the comparable prior fiscal year ended December 31, 2015.  Cash increased $25,074 between periods.

We had no cash from investing activities at December 31, 2016 compared to $233,289 in proceed s for an asset disposal at December 31, 2015.

Cash provided from financing activities at December 31, 2016 was $594.268 compared to $452,361 at December 31, 2015.

As of December 31, 2016, we had total current liabilities of $560,168 and total liabilities were $1,635,958 compared to $767,507 and $1,427,661 respectively for December 31, 2015.

Capital Resources

Our principal sources of liquidity have been cash generated by issuing new shares in Snöbar Holdings and cash generated from operations. As of December 31, 2016, Management estimates that the current funds on hand will be sufficient to continue operations through March 31, 2017.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements for this annual report follow the signature page beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

The following individuals serve as executive officers and directors of Pacific Ventures as of April 12, 2017:

Name	Age	Positions

Shannon Masjedi(1)	44	President, Chief Executive Officer, Secretary and Director

Marc Shenkman	55	Chairman of the Board of Directors

(1) In October, 2017, Mrs. Masjedi was appointed as the Company's Interim Chief Financial Officer.

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

Marc Shenkman. Mr. Shenkman, as Chairman of the Board of Directors of Pacific Ventures, will be responsible for, among other things, the general oversight of the affairs of Pacific Ventures, have corporate oversight of all of its business, including implementation of long term plans, and preside when present at all meetings of the stockholders and the Board of Directors. Mr. Shenkman has served as a director of Snöbar Holdings since January 2013. From year 2000 to present, Mr. Shenkman worked as the President of Priority Financial Network.  Priority Financial Network is a mortgage brokerage company that closed over$2billioninFHA,and"A"through"D"residential and commercial loans over the past several years.  While working at Priority Financial Network, Mr. Shenkman has been producing personal loans in the range of$60 million to $100millionperyear and managing over 89 employees and loan officers. Mr. Shenkman graduated from the University of Vermont with a Bachelor of Arts in Economics and a Bachelor of Arts in Political Science. Mr. Shenkman brings knowledge and experience in the banking and financial industries.  His experience in the financial markets will help Pacific Ventures Group navigate in the public marketplace. Mr. Shenkman does not hold, and has not previously held, any directorships in any other reporting companies. Mr. Shenkman was a member of Raynol LLC which filed for Chapter 11 bankruptcy in May 2010, which bankruptcy was dismissed (not discharged) in May 2012.
.
Shannon Masjedi. Mrs. Masjedi, as President, Chief Executive Officer and Secretary of Pacific Ventures, will be responsible for, among other things, subject to the supervision and direction of the Board of Directors of Pacific Ventures, the general management and control of its specified day-to-day business operations, and implementing its short and long term plans, and, as Secretary of Pacific Ventures, will be responsible for, among other things, attending all meeting of the stockholders, the Board, and, as required, committees of the Board and recording all the proceedings of such meetings in books to be kept for that purpose.

Mrs. Masjedi has served as a director and Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Treasurer, Chief Financial Officer, Secretary of Snöbar Holdings since January 2013. From June 1, 2010 to present, Mrs. Masjedi worked as a director of operations for IPIC, where she implemented all current operating platforms including development of SnöBar product line, packaging and research and development and oversaw all day-to-day operations of IPIC as well as managing all the contractors of IPIC.  Mrs. Masjedi was in charge of all compliance and regulatory issues for IPIC and obtained all necessary licenses for IPIC to distribute and export products worldwide.

Mrs. Masjedi attended Arizona State University where she studied Aeronautical Technology. Mrs. Masjedi also attended flight school and obtained her pilots license.  Mrs. Masjedi has had extensive experience with creating the distribution platform for the SnöBar product line in the alcohol industry.  Her knowledge in the frozen ice cream category and alcohol category combined make her indispensable to Pacific Ventures. Mrs. Masjedi has long standing relationships within these industries which allow Snobar products to be distributed efficiently. Mrs. Masjedi does not hold, and has not previously held, any directorships in any other reporting companies. In 2010, Mrs. Masjedi filed for Chapter 7 personal bankruptcy, which was discharged in August 2011.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Bob Smith, CEO (1)	2016	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Smith was terminated in March 2017.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Shannon Masjedi, CEO/President	2016	$-0-	-0-	-0-	-0-	-0-	$-0-
	2015	$160,000(2)	-0-	-0-	-0-	-0-	$160,000
Marc Shenkman, Chairman of Board of Directors(1)	2016	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Shenkman was elected as the Company's Chairman of the Board of Directors in March 2017.
(2) Such compensation was payable to Mrs. Masjedi pursuant to an employment agreement with IPIC. However, due to the financial position of the Company, IPIC was unable to make such payments which accrued. In 2016 the total accrual of Mrs. Masjedi's salary was reduced by $600,000 and approved by the Company's Board of Directors.

Compensation of Executive Officers

We have no written employment agreements or other formal compensation agreements with our officers or directors.

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

COMMON STOCK

	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Common(3)
Executive Officers and Directors
Robert E. Smith (2)	100,000	0.4%
Shannon Masjedi (3)	15,864,639	58.4%
Marc Shenkman (4)	650,000	2.4%
All officers and directors a group (3 group)	16,614,639	61.2%

5% Shareholders
ACD Trust(3)	15,864,639	62.6%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our Common Stock held by them. Applicable percentage ownership is based on 27,297,364shares of our Common Stock outstanding as of December 31, 2016.

(2)	Consists of 100,000 shares of our Common Stock owned directly by Mr. Smith. Mr. Smith was terminated in March 2017.

(3)
Consists of 15,864,639 shares of our Common Stock owned by ACD Trust ("Trust"). The trustee of the Trust is Shannon Masjedi who holds voting and investment power over the shares of our Common Stock owned by the Trust. In addition, Mrs. Masjedi owns 1,000,000 shares of Series E Preferred Stock with such shares having a 10-to-1 voting preference where every one share of Series E Preferred Stock is equivalent in votes to ten shares of Common Stock. As such, Mrs. Masjedi would have 69.4% of the voting control of the issued and outstanding stock when the 10,000,000 shares of voting are added to the existing 27,297,364shares of issued and outstanding Common Stock, for an aggregate total of 37,277,364shares of issued and outstanding Common Stock.

(4)	Consists of 650,000 shares of our Common Stock owned directly by Mr. Shenkman.

PREFERRED STOCK
	Amount and Nature of Beneficial Ownership(1)		Percentage of Class Preferred
Executive Officers and Directors
Robert E. Smith	0		0.0%
Shannon Masjedi (2)	1,000,000		100.0%
Marc Shenkman	0		0.0%
All officers and directors a group (3 group)	1,000,000	(3)	100.0%
f
5% Shareholders
None	0		0%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our preferred stock held by them. Applicable percentage ownership is based on 1,000,000 shares of our Preferred Stock (designated as Series E Preferred Stock) issued and outstanding as of December 31, 2016..

(2)	Mr. Smith was terminated in March 2017.

(3)
Consists of 1,000,000 shares of our Series E Preferred Stock owned directly by Mrs. Masjedi. Each share of Series E Preferred Stock has a 10-to-1 voting preference where every one share of Series E Preferred Stock is equivalent in votes to ten shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The descriptions set forth above under the captions "The Share Exchange and Related Transactions—Share Exchange Agreement," "—Piggyback Registration Rights," "—Leak-Out Agreements" and "—Anti-Dilution Agreement" are incorporated herein by reference.

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.1

Promissory Notes with Related Parties

In January 2011, MAS Global Distributors, Inc. ("MGD"), which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with a person, who is now an officer and shareholder of Pacific Ventures.  The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020.  Interest against the note was extinguished in a subsequent extension of the term. The balance of the note at December 31, 2016 was $111,863.

In February of 2012, MGD entered into an unsecured promissory note with a person, who is now a shareholder of the Company.  The note had a principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The note's maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note's balance is $25,000 as of December 31, 2016 and 2015 respectively.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Marc Shenkman, who is Chairman of our Board of Directors and a shareholder in the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note's maturity date has subsequently been extended to December 31, 2020.  Interest against the note was extinguished in a subsequent extension of the term The note has a principal balance of $10,000 as of December 31, 2016.

On February 23, 2012 Snobar Holdings entered into a promissory note with a related party, now a shareholder of the Company, for $10,000, maturing in one year at an interest of 8%.  The note has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term.  As of December 31, 2016 there is a $10,000 balance.

Snöbar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000.  The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2017, subsequently extended to December 31, 2020.  The entire purchase price of $500,000 was expensed in 2013 and the balance on the note was $299,522 and $392,772 as of December 31, 2015 and 2016 respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with Marc Shenkman, who is Chairman of our Board of Directors and a shareholder in the Company.  The note had a principal balance of $10,000 with an interest rate of 5% and had a maturity date of March 14, 2014 and was subsequently extended to December 14, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note is current and has an outstanding balance of $6,000 and $6,000 as of December 31, 2016 and 2015 respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a person, who is now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014.  The note's maturity date has subsequently been extended to February 1, 2020.  Interest against the note was extinguished in a subsequent extension of the term. The note is current and the entire balance is still owed and outstanding.

In 2014, Snöbar Holdings entered into unsecured promissory notes with Marc Shenkman, who is Chairman of our Board of Directors and a shareholder in the Company  The notes had a total principal balance of $16,000 with an interest rate of 2% and are due on Dec 31 2018 subsequently extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. As of December 31, 2016 the balance was $16,000.

From 2012 through December 31, 2016, Shannon Masjedi, our CEO, President, Treasurer and Interim CFO, has provided an unsecured credit line to the Company, payable on demand without interest.  As of December 31, 2016 the current balance is $25,693.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

The Snöbar Trust

The Snobar Trust (the "Trust") a California Trust formed on June 1, 2013.  Snöbar Holdings is the trustor and sole beneficiary of  Trust. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who is the Company's President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and majority stockholder. So long as the trustor is in existence, on demand of the trustor or the beneficiary, the trustee shall distribute to the trustor any or all of the property contained in the beneficiary. Subject to the terms of the Trust, the trustor may remove any acting trustee, or designate one or more successor trustees. Any trustee may resign at any time. The Trust shall terminate upon the earlier of (i) withdrawal or distribution of all assets from the Trust or the date upon which the trustor ceases to be in existence. As of the date of this annual report, the Trust owns 100% of the shares of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust.  Snöbar Holdings also owns 99.9% of the shares of MGD, which is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD. The Trust and IPIC are considered variable interest entities.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2016:	$20,000

For fiscal year end December 31, 2015:	$20,000

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

We do not have audit committee pre-approval policies and procedures.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Consolidated Financial Statements of Pacific Ventures Group, Inc.:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2016 and 2015

●	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

●	Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2016 and 2015

●	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report

(b)	Exhibits.

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit	Description
Number
2.1
Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015).

2.2
Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

3.1
Restated and Amended Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

3.3	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

10.1
Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).

10.2
Distribution Agreement, dated March 16, 2015, between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).

10.3
Distribution Agreement, dated June 5, 2015, between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).

10.4
Exclusive Distribution Agreement, dated February 3, 2015, between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).

10.5
Distribution Agreement, dated May 1, 2015, between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).

10.6
Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).

10.7
Anti-Dilution Agreement, dated September 25, 2015, among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).

10.8
Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).

10.9*	Trust Agreement, dated June 1, 2013 by and between Snobar Holding, Inc. and Azizollah Masjedi.

10.10*	Form of Promissory Note by and between the Company and certain related parties.

16.1
Letter from Anderson Bradshaw PLLC, dated April 20, 2016, addressed to the Securities and Exchange Commission (incorporated by reference from the Company's Current Report on Form 8-K, as filed on April 20, 2016, Exhibit 16).

21.1*	List of subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: October 13, 2017	By:	/s/ Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shannon Masjedi	Director	October 13, 2017
Shannon Masjedi

/s/ Marc Shenkman	Chairman of the Board of Directors	October 13, 2017
Marc Shenkman

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC VENTURES GROUP, INC.

December 31, 2016

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

/s/ Albert Garcia, CPA
Dylan Floyd Accounting & Consulting
Newhall, California
April 07, 2017

Member AICPA, PCAOB : Newhall , CA 91321 : Tel No. 818.813.2797 : www.DylanFloydsolutions.com

PACIFIC VENTURES GROUP, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$25,284	$210
Accounts receivable	983	-
Inventory, net	-	2,020
Deposits	1,500	1,500
Total Current Assets	27,767	3,730
Fixed Assets
Fixed assets, net	31,838	35,831
Total Fixed Assets	31,838	35,831
TOTAL ASSETS	$59,605	$39,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Bank overdraft	$-	$-
Accounts payable	177,475	206,383
Accrued expenses	231,060	189,433
Deferred revenue	15,042	90,042
Current portion, notes payable	1,000	28,510
Current portion, notes payable - related party	-	253,140
Current portion, leases payable	-	-
Total Current Liabilities	424,577	767,507
Long-Term Liabilities:
Notes payable - related party	684,048	527,333
Notes payable	527,333	132,821
Total Long-Term Liabilities	1,211,381	660,154
Total Liabilities	$1,635,958	$1,427,661

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 Series E issued and outstanding, respectively	$1,000	$1,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 27,297,364 and 25,799,031 shares issued and outstanding,
respectively	27,297	25,799
Additional paid in capital	3,722,472	3,455,745
Accumulated deficit	(5,327,102)	(4,870,645)
Total Stockholders' Equity (Deficit)	(1,576,353)	(1,388,100)
Total Liabilities and Stockholders' Equity (Deficit)	$59,605	$39,561

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Consolidated Statements of Operations

	For the Year Ended,
	December 31,
	2016	2015

Sales, net of discounts	$4,763	$255,213
Cost of Goods Sold	(2,020)	(113,118)
Gross Profit	2,742	142,096

Operating Expenses
Selling, general and administrative	358,007	172,237
Depreciation expense	3,993	3,993
Salaries and wages	11,845	16,666
Operating Expenses/(Loss)	373,845	192,896

Loss from Operations	(371,103)	(50,800)

Other Non-Operating Income and Expenses
Interest expense	(32,063)	(80,619)
Extraordinary Items	(87,577)	66,867

Net Income/(Loss) before Income Taxes	(490,743)	(64,552)

Provision for income taxes	-	-

Net Income/(Loss)	$(490,743)	$(64,552)

Basic and Diluted Loss per Share - Common Stock	$(0.02)	$(0.00)

Weighted Average Number of Shares Outstanding:	27,297,364	25,799,031

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Statement of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2016 and 2015

	Common Stock		Series E Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014	384,031	$384	1,000,000	$1,000.00	$3,155,072	$(4,806,093)	$(1,649,637)
Shares issued for reverse merger	24,974,000	24,974			(24,974)		-
Shares issued for note conversion	441,000	441			325,648		326,089
Net loss for the year ended December 31, 2015						(64,552)	(64,552)
Balance, December 31, 2015	25,799,031	25,799	1,000,000	1,000	3,455,746	(4,870,645)	(1,388,100)
Shares issued for note conversion	1,498,333	1,498			266,706		268,204
Prior period adjustment						34,286	34,286
Net loss for the year ended December 31, 2016						(490,743)	(490,743)
Balance, December 31, 2016	27,297,364	$27,297	1,000,000	$1,000	$3,722,452	$(5,327,102)	$(1,576,353)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Consolidated Statements of Cash Flows

	For the Year Ended, December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(490,743)	$(64,552)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	-
Depreciation	3,993	3,993
Changes in operating assets and liabilities
Accounts receivable	(983)	12,721
Inventory	2,020	56,237
Deposits	4,880	102,577
Accounts payable	(39,108)	(108,111)
Accrued expenses	(39,253)	(685,716)
Net cash used in operating activities	(559,194)	(682,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed asset	-	233,289
Net Cash Provided By (Used In) Investing Activities	-	233,289

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	10,000	526,709
Repayment of notes payable	-	(13,785)
Common stock issued for cash	361,976	80,738
Proceeds from related party notes payable	261,577
Prior period adjustment to retained earnings	(49,285)	-
Repayment on the leases payable	-	(48,301)
Repayment of note payable - related party		(93,000)
Net cash provided by financing activities	584,268	452,361

Net increase (decrease) in cash	25,074	2,799

Cash at beginning of period	210	(2,589)

Cash at end of period	$25,284	$210

Supplemental disclosures of cash flow information

Cash paid for:
Interest	$32,063	$80,619
Non cash financing activities:
Issuance of shares for debt conversion	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016 and 2015

1.     NATURE OF OPERATIONS

The Company and Nature of Business

Pacific Ventures Group, Inc. (the "Company," "Pacific Ventures," "we," "us" or "our") was incorporated under the laws of the State of Delaware on October 3, 1986, under the name AOA Corporation. On November 12, 1991, the Company changed its name to American Eagle Group, Inc. On October 22, 2012, the Company changed its name to Pacific Ventures Group, Inc.

The current structure of Pacific Ventures resulted from a share exchange with Snöbar Holdings, Inc. ("Snöbar Holdings"), which was treated as a reverse merger for accounting purposes. On August 14, 2015, Pacific Ventures entered into a share exchange agreement (the "Share Exchange Agreement") with Snöbar Holdings, pursuant to which Pacific Ventures acquired 100% of the issued and outstanding shares of Snöbar Holdings' Class A and Class B common stock in exchange for 22,500,000 restricted shares of Pacific Ventures' common stock, while simultaneously issuing 2,500,000 shares of Pacific Ventures' restricted common stock to certain other persons, including for services provided and to a former officer of the Company (the "Share Exchange").

As the result of the Share Exchange, Snöbar Holdings became the Company's wholly owned operating subsidiary and the business of Snobar Holdings became the Company's sole business operations and MAS Global Distributors, Inc., a California corporation ("MGD"), became an indirect subsidiary of the Company.

Prior to the Share Exchange, the Company operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace.  However, in 1997, after selling several of its divisions, the Company's remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

Since the Share Exchange represents a change in control of the Company and a change in business operations, the business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snobar Trust, IPIC, and MGD.

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013.  Snöbar Holdings is the trustor and sole beneficiary of Snobar Trust, a California trust ("Trust"), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, the father of Shannon Masjedi, the Company's President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, and majority stockholder. The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation ("IPIC"), which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names "SnöBar". As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary.  Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation ("MGD"). MGD is in the business of selling and leasing freezers and providing marketing services.  As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

The Trust and IPIC are considered variable interest entities ("VIEs") and Snöbar Holdings is identified as the primary beneficiary of the Trust and IPIC. Under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Snöbar Holdings performs ongoing reassessments of whether it is the primary beneficiary of a VIE. As the assessment of Snöbar Holdings' management is that Snöbar Holdings has the power to direct the activities of a VIE that most significantly impact the VIE's activities (it is responsible for establishing and operating IPIC), and the obligation to absorb losses of the VIE that could potentially be significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE's economic performance, it was therefore concluded by management that Snöbar Holdings is the primary beneficiary of the Trust and IPIC. As such, the Trust and IPIC were consolidated in the financial statements of Snöbar Holdings since the inception of the Trust, in the case of the Trust, and since the inception of Snöbar Holdings, in the case of IPIC.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Snöbar Holdings and its subsidiary and VIEs, in which Snöbar Holdings has a controlling voting interest and entities consolidated under the VIE provisions of ASC 810 ("ASC 810"). Inter-company balances and transactions have been eliminated upon consolidation.

PACIFIC VENTURES GROUP, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016 and 2015

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

A variable interest holder that consolidates the VIE is called the primary beneficiary. If the primary beneficiary of a VIE and the VIE are under common control, the primary beneficiary shall initially measure the assets, liabilities, and non-controlling interests of the VIE at amounts at which they are carried in the accounts of the reporting entity that controls the VIE (or would be carried if the reporting entity issued financial statements prepared in conformity with generally accepted accounting principles). ASC 810 also requires disclosures about VIEs in which the variable interest holder is not required to consolidate but in which it has a significant variable interest.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the Company, Snöbar Holdings, MGD, IPIC and the Trust. All inter-company accounts have been eliminated during consolidation.  See the discussion in Note 1. Nature of Operations above for VIE treatment of the Trust and IPIC.

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

Revenue Recognition - Sales revenues are generally recognized in accordance with the Staff Accounting Bulletin104 Public Company Guidance, when an agreement exists and price is determinable, the products are shipped to the customers or services are rendered, net of discounts, returns and allowance and collectability is reasonably assured. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue. In the instances in which we have received payment from our customers in advance of recognizing revenue, we include the amounts in deferred or unearned revenue on our consolidated balance sheet.

Unearned Revenue - Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As at December 31, 2016, the Company has $15,042 in deferred revenue as a result of prepayment by two of its customers. This is comparable to the Company deferred revenue balance of $90,042 as at December 31, 2015.

Shipping and Handling Costs - The Company's shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities - The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As at December 31, 2016, the Company has $39,307.59 in disputed liabilities on its balance sheet. The disputed liabilities are recorded in the accrued expenses on the balance sheet.

PACIFIC VENTURES GROUP, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016 and 2015

In addition, on January 28, 2016, a labor dispute between IPIC and a former employee was ruled in favor of the former employee by the Labor Commissioner of the State of California. This finding resulted in compensation expenses of $29,102.76 and an accrued liability of the same amount on IPIC books for the year ended December 31, 2016.

Non-Recurring Items – Non-recurring items come from discontinued operations, extraordinary items, unusual or infrequent items, or changes in accounting principles. Because these items are infrequent and did not constitute operating items they are not included in the Company's result of operation. During the year ended December 31, 2016, the Company recorded a loss of $33,998 as non-recurring items.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As at December 31, 2016, the Company has $25,284 in cash and cash equivalents, as compared to $210 as at December 31, 2015.

Accounts Receivable - Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debt during the years ended  December 31, 2016 and 2015, and thus has not set an allowance for doubtful accounts.

Inventory - Inventory are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventory are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials.  As at December 31, 2016, the Company has $0 in inventory, as compared to $2,020 as of December 31, 2015.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Advertising Costs - The Company expenses advertising costs when incurred. During the year ended December 31, 2016, the Company incurred $62,505 in marketing and advertising expenses, as compared to $22,060 for the year ended December 31, 2015.

Critical Accounting Policies - The Company considers revenue recognition and the valuation of accounts receivable, allowance for doubtful accounts, and inventory and reserves as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in Pacific Ventures' financial statements.

Recent Accounting Pronouncements - In June 2009, the FASB established the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP").  Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the ASC, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

PACIFIC VENTURES GROUP, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016 and 2015

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

In June 2014, FASB issued ASU No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the ASC. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company's current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application is permitted  with the first annual reporting period or interim period for which the entity's financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). We adopted this pronouncement for year ended December 31, 2014.

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
For the years ended December 31, 2016 and 2015

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

3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $490,743 for the year ended December 31, 2016, and has an accumulated deficit of $5,327,102 as at December 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments that might arise from this uncertainty.

 The unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management estimates that the current funds on hand will be sufficient to continue operations through March 31, 2017. The Company's ability to continue as a going concern is dependent on its ability to execute its strategy and on its ability to raise additional funds. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate the Company's business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to it. Even if the Company is able to obtain additional financing, it may contain undue restrictions on its operations, in the case of debt financing or cause substantial dilution for its stockholders, in case of equity and/or convertible debt financing.

4.  INVENTORY

Inventory at December 31, 2016 and 2015, consisted of the following:

	December 31, 2016	December 31, 2015
Finished Goods	$0.00	$2,020.34

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2016 and 2015, consisted of:

	December 31, 2016	December 31, 2015
Computers	$15,985.53	$15,985.53
Freezers	39,152.82	39,152.82
Office Furniture	15,686.82	15,686.82
Rugs	6,000.00	6,000.00
Software - Accounting	2,901.07	2,901.07
Telephone System	5,814.00	5,814.00
Video Camera	1,527.95	1,527.95
Accumulated Depreciation	(55,230.67)	(52,235.92)
Net Book Value	$31,837.52	$34,832.27

Depreciation expense for the year ended December 31, 2016 was $3,993 compared $3,993 for the same period of 12/31/2015.

PACIFIC VENTURES GROUP, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016 and 2015

6.  ACCRUED EXPENSE

As at December 31, 2016 the Company had accrued expenses of $231,060, as compared to $189,433 for the year-end December 31, 2015. Accrued expenses include $29,103 from the IPIC labor commission finding, and disputed liability of $39,308, other accrued liabilities of $52,259, and payroll liabilities of $83,120.

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

8.    NOTES PAYABLE - RELATED PARTIES

Notes Payable/Related Parties Summary
As of December 31, 2016

Noteholder	Note Amount	Date	Unpaid
MAS Global	$150,000	Jan-12	$111,863
Marc Shenkman	$10,000	Feb-12	$10,000
Shareholder	$25,000	Feb-12	$25,000
Shareholder	$10,000	2/23/2012	$10,000
Albert Masjedi	$500,000	2013	$392,772
Marc Shenkman	$10,000	3/14/2013	$6,000
MAS Global	$86,821	3/14/2013	$86,821
Marc Shenkman	$16,000	2014	$16,000
Shannon Masjedi	$25,592	2012-2016	$25,592

Total	$833,413		$684,048

In January 2011, MAS Global Distributors, Inc. ("MGD"), which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company's President, Chief Executive Officer, Interim Chief Financial Officer and a director.  The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020.  Interest against the note was extinguished in a subsequent extension of the term. The balance of the note at December 31, 2016 was $111,863.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of our Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note's maturity date has subsequently been extended to December 31, 2020.  Interest against the note was extinguished in a subsequent extension of the term The note has a principal balance of $10,000 as of December 31, 2016.

On February 23, 2012, Snobar Holdings entered into a promissory note with Mr. Shenkman, who is Chairman of our Board of Directors and a shareholder of the Company, for $10,000, maturing in one year at an interest of 8%.  The note has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term.  As of December 31, 2016 there is a $10,000 balance.

Snöbar Holdings entered into a promissory note agreement with Albert Masjedi, Mrs. Masjedi's father-in-law and a former officer of Snobar Holdings, to purchase all shares and interests in IPIC, including liquor licenses, for $500,000. The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and until December 31, 2017. The entire purchase price of $500,000 was expensed in 2013. In April of 2016, the Company renegotiated its licensing rights contract and agreement in order to add accrual of late fees, legal fees and penalties in the amount of $173,250. As of December 31, 2016  and December 31, 2015, the balance on the note was $392,772 and $219,522, respectively.

PACIFIC VENTURES GROUP, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016 and 2015

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of our Board of Directors and a shareholder of the Company.  The note had a principal balance of $10,000 with an interest rate of 5% and had a maturity date of March 14, 2014 and was subsequently extended to December 14, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note is current and has an outstanding balance of $6,000 and $6,000 as of December 31, 2016 and 2015 respectively.

In 2014, Snöbar Holdings entered into unsecured promissory notes with Mr. Shenkman, who is Chairman of our Board of Directors and a shareholder of the Company  The notes had a total principal balance of $16,000 with an interest rate of 2% and are due on Dec 31 2018 subsequently extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. As of December 31, 2016 the balance was $16,000.

From 2012 through December 31, 2016, Mrs. Masjedi, our CEO, President, Treasurer and Interim CFO, has provided an unsecured credit line to the Company, payable on demand without interest.  As of December 31, 2016 the current balance is $25,693.

As of December 31, 2016 and December 31, 2015, Mrs. Masjedi, our CEO, President, Treasurer and Interim CFO, has advanced $6,130 to IPIC to pay for operating expenses.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

9.    NOTES PAYABLE

In February of 2012, MGD entered into an unsecured promissory note with a certain unrelated third party, who is now a shareholder of the Company.  The note had a principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014.  The note's maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note's balance is $25,000 as of December 31, 2016 and 2015 respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, who is now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014.  The note's maturity date has subsequently been extended to February 1, 2020.  Interest against the note was extinguished in a subsequent extension of the term. The note is current and the entire balance is still owed and outstanding.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, who is now a shareholder of the Company. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $10,000 as of December 31, 2016 and December 31, 2015.

On December 9, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principle balance of $100,000 with an interest rate of 6% and maturity date of February 9, 2014.  During 2014, an additional $60,000 was borrowed for a total balance of $160,000. In 2014, Snöbar Holdings issued 111,328 shares of its Class A Common Stock to pay off the entire principal balance along with accrued interest.

In February 2014, MGD entered into a secured promissory note with a certain unrelated third party with a principal balance of $10,000. The note was secured by interests in tangible and intangible property of MGD. The Company agreed to make payments of $181 each business day until the loan is paid off. The effective interest rate on the note is 137%. The note has been paid and the outstanding balance is $1,000 as of December 31, 2016 and 2015.

PACIFIC VENTURES GROUP, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016 and 2015

On February 24, 2014, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $20,000 with an interest rate of 8% and a maturity date of 30 days from execution of the note. The maturity date was extended to February 1, 2017. As of December 31, 2014, the balance of the notes was $20,000.  The note was converted to 100,000 shares the Company's common stock on July 15, 2015, leaving a balance of $0 as of December 31, 2016 and December 31, 2015.

On March 10, 2014, MGD entered into a secured promissory note with a certain unrelated third party with a principal balance of $23,000.  The note was secured by MGD future sales and accounts receivable totaling $31,970.  The Company was to remit 2% of revenues and accounts receivables daily until the entire balance of $31,970 has been received. The outstanding balance on the notes was paid off by other financing and has a balance of $0 as of December 31, 2016 and December 31, 2015.

On May 19, 2014, Snöbar Holdings entered into a secured convertible promissory note with a certain unrelated third party with a principal balance of $500,000.  The note was secured by interests in cash, accounts receivable, other receivables, inventory, supplies, other assets of Snöbar Holdings including general intangibles and rights of each liquor license owned by SnoBar Trust.  The note has an interest rate of 10% and an original maturity date of December 31, 2015.  The Company was to make interest only payments beginning July 1, 2014.  The lender determined Snöbar Holdings to be in default and on January 29, 2015, entered into a mutually agreed loan modification.  The agreement increased the principal balance of the note as of December 31, 2014 to $527,333 and all interest due and payable was deemed to have been paid and the conversion rights of the note were removed.  The modification also removed and deleted, in its entirety, all secured interests in cash, accounts receivable, other receivables, inventory, supplies, and other assets of Snöbar Holdings, including intangibles, and rights of each liquor license owned by Snöbar Trust.

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

On August 22, 2014, IPIC entered into a secured promissory note with a certain unrelated third party with a principal balance of $15,000.  The note was secured by interests in all accounts, cash, deposit accounts, documents, equipment, general intangibles and inventory of International Production IMPEX Corp. The Company was to make daily payments of $163 until the entire balance was paid off for an estimated total payment of $20,550.  The effective interest rate on the note was 192%.  This loan was purchased by the lender and the outstanding balance was $0 as of December 31, 2016 and December 31, 2015.

10.    STOCKHOLDERS' EQUITY

Share Exchange

On August 14, 2015, Snöbar Holdings entered into the Share Exchange Agreement with the Company and Snöbar Holdings' shareholders (the "Snöbar Shareholders") who held of record (i) at least 99% and up to 100% of the total issued and outstanding shares of Class A Common Stock and (ii) 100% of the total issued and outstanding shares of Class B Common Stock, of Snöbar Holding. In accordance with the terms and provisions of the Share Exchange Agreement, Pacific Ventures acquire all of the issued and outstanding shares of Snöbar Holdings' Class A and Class B Common Stock from Snöbar Shareholders, with Snöbar Holdings becoming a wholly owned subsidiary of the Company, in exchange for the issuance to the Snöbar Shareholders of 22,500,000 shares of restricted common stock of the Company and the issuance of 2,500,000 shares of restricted common stock of the Company to certain other persons (as set forth below).

The 2,500,000 shares of restricted common stock of the Company were issued for the following: 600,000 shares of restricted common stock were issued for services for a total of $326,900 of non-cash expenses; a  former officer of the Company received 1,000,000 shares of restricted common stock in exchange for his 1,000,000 shares of Series E Preferred Stock; and 900,000 shares of restricted common stock were issued to extinguish $21,675 of debt due to a former officer and shareholder of the Company.

PACIFIC VENTURES GROUP, INC.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016 and 2015

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Effective as of October 20016, the Company designated 1,000,000 shares of preferred stock as Series E Preferred Stock (the "Series E Preferred Stock").Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any class of stock of the Company and has no preferences to dividends or liquidation rights. As of December 31, 2016 and 2015, there were 1,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2016 through December 31, 2016, the Company sold 1,498,333 shares of its common stock to various investors for cash and other considerations.

The Company is authorized to issue up to 100,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock get one vote per share. As of December 31, 2016 and December 31, 2015, there were 27,297,364 and 25,799,031 shares of Common Stock outstanding.

11.    COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

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

On February 13, 2017, the Company entered into a settlement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 shares of the Company's restricted common stock and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020. As of March 10, 2017, the Company issued to the creditor 400,000 shares of its restricted common stock, and also paid $25,000 for the required March 31, 2017 cash payment.

In March 2017, the Company's Board of Directors made some changes to its management. The affected changes were as follows: Shannon Masjedi was appointed as the Company's Chief Executive Officer and President; Bob Smith was appointed as the Company's Chief Operating Officer; Frank Igwealor was appointed as the Chief Financial Officer; and Marc Shenkman was elected as the Chairman of the Board of Directors of the Company. Subsequently, in March 2017, Bob Smith was terminated for cause and Frank Igwealor resigned in July 2017. In October, 2017, Shannon Masjedi was appointed as the Company's Interim Chief Financial Officer.