Form 10-Q/A
period 2017-03-31
Pacific Ventures Group, Inc.
filed 2017-10-31
CIK 882800

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

As of May 10, 2017, the registrant had 27,812,532 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

Pacific Ventures Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, as originally filed with the Securities and Exchange Commission (the "SEC") on May 19, 2017 (the "Original 10-Q"). The purpose of this Amendment is to amend the Original 10-Q per the recent comments that the Company has received from the Staff of the SEC related to the Company's Registration Statement on Form S-1, as originally filed with the SEC on May 19, 2017 and subsequently withdrawn, to the extent such comments relate to the disclosure set forth in the Original 10-Q.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also amends Part II, Item 6 of the Original 10-Q to include currently dated certifications from the Company's Chief Executive Officer and Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment does not amend or otherwise update any other information in the Original 10-Q. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original 10-Q was filed. Therefore, this Amendment should be read in conjunction with any documents incorporated by reference herein and the Company's other filings made with the SEC subsequent to the filing of the Original 10-Q.

PACIFIC VENTURES GROUP, INC.
Quarterly Report on Form 10-Q for the
Three Months Ended March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$50,233	$25,284
Accounts receivable	189	983
Deposits	1,500	1,500
Total Current Assets	51,922	27,767

Fixed Assets
Fixed assets, net	30,839	31,838
Total Fixed Assets	30,839	31,838

Total Assets	$82,762	$59,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$174,975	$177,475
Accrued expenses	241,692	231,060
Deferred revenue	-	15,042
Current portion, notes payable	1,000	1,000
Total Current Liabilities	417,667	424,576

Long-Term Liabilities:
Notes payable - related party	458,015	684,048
Notes payable	527,333	527,333
Total Long-Term Liabilities	985,348	1,211,381

Total Liabilities	$1,403,015	$1,635,958

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
1,000,000 shares of Series E issued and outstanding	$1,000	$1,000
Common stock, $0.001 par value, 100,000,000 shares
authorized, 27,772,532 and 27,297,364 shares issued and outstanding,
respectively	27,697	27,297
Additional paid in capital	4,084,848	3,722,452
Accumulated deficit	(5,433,798)	(5,327,102)

Total Stockholders' Equity (Deficit)	(1,320,253)	(1,576,353)

Total Liabilities and Stockholders' Equity (Deficit)	$82,762	$59,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended,
	March 31,
	2017	2016

Sales, net of discounts	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses
Selling, general and administrative	81,608	27,568
Depreciation expense	998	998
Salaries and wages	5,500	7,637
Operating Expenses/(Loss)	88,106	36,204

Loss from Operations	(88,106)	(36,204)

Other Non-Operating Income and Expenses
Interest expense	(3,000)	-
Extraordinary Items	15,042	-

Net Income/(Loss) before Income Taxes	(76,065)	(36,204)

Provision for income taxes	-	-

Net Income/(Loss)	$(76,065)	$(36,204)

Basic and Diluted Loss per Share - Common Stock	$(0.00274)	$(0.00140)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Common Stock	27,772,532	25,799,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended,
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,065)	$(36,204)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	998	998
Changes in operating assets and liabilities
Accounts receivable	794	-
Deposits	-	4,880
Accounts payable	(2,500)	(991)
Accrued expenses	(15,042)	-
Net Cash Used in Operating Activities	(91,814)	(31,316)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed asset	-	-
Net Cash Provided By (Used In) Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	126,300
Repayment of notes payable	(352,333)
Common stock issued for cash	342,796	29,476
Proceeds from related party notes payable	-	1,941
Net Cash Provided by Financing Activities	116,763	31,417

Net increase (decrease) in cash	24,949	101
Cash at beginning of period	25,284	210

Cash at end of period	$50,233	$311

Supplemental disclosures of cash flow information

Cash paid for:
Interest	$3,000	$-
Non Cash Financing Activities:
Issuance of shares for debt conversion	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Ventures Group, Inc.
For the Three Months Ended March 31, 2017 and 2016
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

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

As the result of the Share Exchange, Snöbar Holdings became the Company's wholly owned operating subsidiary and the business of Snöbar Holdings became the Company's sole business operations and MAS Global Distributors, Inc., a California corporation ("MGD"), became an indirect subsidiary of the Company.

Prior to the Share Exchange, the Company operated as an insurance holding company and through its subsidiaries, which marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace. However, in 1997, after selling several of its divisions, the Company's remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

Since the Share Exchange represents a change in control of the Company and a change in business operations, the business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snöbar Trust, International Production Impex Corporation, a California corporation ("IPIC"), and MGD.

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of Snöbar Trust, a California trust ("Trust"), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, the father of Shannon Masjedi, the Company's President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, and majority stockholder. The Trust owns 100% of the shares of IPIC, which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names "Snöbar". As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary. Snöbar Holdings also owns 99.9% of the shares of MGD. MGD is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

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

Pacific Ventures Group, Inc.
For the Three Months Ended March 31, 2017 and 2016
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

Principles of Consolidation

The consolidated financial statements include the accounts of Pacific Ventures, Inc., Snöbar Holdings and its subsidiaries, in which Snöbar Holdings has a controlling voting interest and entities consolidated under the VIE provisions of ASC 810, "Consolidation" ("ASC 810"). Inter-company balances and transactions have been eliminated upon consolidation.

The Company applies the provisions of ASC 810 which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2)has a group of equity owners that is unable to make significant decisions about its activities, (3)has a group of equity owners that does not have the obligation to absorb losses or the right to receive returns generated by its operations or (4) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity's activities (for example, providing financing or buying assets) either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

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

A variable interest holder that consolidates the VIE is called the primary beneficiary. If the primary beneficiary of a VIE and the VIE are under common control, the primary beneficiary shall initially measure the assets, liabilities, and non-controlling interests of the VIE at amounts at which they are carried in the accounts of the reporting entity that controls the VIE (or would be carried if the reporting entity issued financial statements prepared in conformity with generally accepted accounting principles).ASC 810 also requires disclosures about VIEs in which the variable interest holder is not required to consolidate but in which it has a significant variable interest.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation- The consolidated financial statements include Pacific Ventures, Snöbar Holdings, MGD, IPIC, and the Trust, which was established to hold IPIC, which in turn holds liquor licenses. All inter-company accounts have been eliminated during consolidation. See the discussion in Note 1 above for variable interest entity treatment of the Trust and IPIC.

Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition- Sales revenues are generally recognized in accordance with the SAB 104 Public Company Guidance, when an agreement exists and price is determinable, the products are shipped to the customers or services are rendered, net of discounts, returns and allowance and collectability is reasonably assured. The Company is often entitled to bill its customers and receive payment from its customers in advance of recognizing the revenue. In the instances in which the Company has received payment from its customers in advance of recognizing revenue, it includes the amounts in deferred or unearned revenue on the consolidated balance sheet.

Unearned Revenue- Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As at March 31, 2017, the Company has $0 in deferred revenue. This is comparable to the Company's year-end deferred revenue balance of $15,042 as at December 31, 2016, which was as a result of prepayment by two of its customers.

Pacific Ventures Group, Inc.
For the Three Months Ended March 31, 2017 and 2016
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping and Handling Costs- The Company's shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities- The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. The Company determines whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. The Company assesses its potential liability by analyzing its litigation and regulatory matters using available information. The Company develops its views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As at March 31, 2017, the Company has $39,307.59 in disputed liabilities on its balance sheet.

In addition, on January 28, 2016, a labor dispute between IPIC and a former employee was ruled in favor of the former employee by the Labor Commissioner of the State of California. This finding resulted in compensation expenses of $29,102.76 and an accrued liability of the same amount on IPIC book for the three months ended March 31, 2017.

Non-Recurring Items– Non-recurring items come from discontinued operations, extraordinary items, unusual or infrequent items, or changes in accounting principles. Because these items are infrequent and did not constitute operating items they are not included in the Company's result of operation. During the three months ended March 31, 2017, the Company recorded a gain of $15,042 as non-recurring items.

Cash Equivalents- The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As at March 31, 2017, the Company has $50,233 in Cash and cash equivalents, compared to $25,284 as at December 31, 2016.

Accounts Receivable- Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. Accounts receivable for the fiscal year ended December 31, 2016 was $983, as compared to $189 for the three month period ended March 31, 2017. The Company did not write off any bad debt during the three months ended March 31, 2017 and 2016, and thus the Company has not set an allowance for doubtful accounts.

Inventory– Inventory is stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. No inventory value was recorded as of December 31, 2016 and March 31, 2017.

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

Net Income/(Loss) Per Common Share- Income/(loss) per share of common stock is calculated by dividing the net income/(loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities. Accordingly, basic and dilutive income/(loss) per common share are the same.

Pacific Ventures Group, Inc.
For the Three Months Ended March 31, 2017 and 2016
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment- Property and equipment are carried at cost less accumulated depreciation and includes expenditures that substantially increase the useful lives of existing property and equipment. Maintenance, repairs, and minor renovations are expensed as incurred. Upon sale or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in the results of operations. The Company provides for depreciation of property and equipment using the straight-line method over the estimated useful lives or the term of the lease, as appropriate. The estimated useful lives are as follows: vehicles, five years; office furniture and equipment, three to fifteen years; equipment, three years.

Fair Value of Financial Instruments- The carrying amounts of Pacific Ventures' financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to the short-term maturity of these instruments.

Concentration of Credit Risk- Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Advertising Costs- The Company expenses advertising costs when incurred. During the three months ended March 31, 2017, the Company incurred $13,897 in Marketing and Advertising, compared to $400 for the three months ended March 31, 2016.

Critical Accounting Policies- The Company considers revenue recognition and the valuation of accounts receivable, allowance for doubtful accounts, and inventory and reserves as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statements.

Recent Accounting Pronouncements -In June 2009, the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

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

Pacific Ventures Group, Inc.
For the Three Months Ended March 31, 2017 and 2016
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

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

Pacific Ventures Group, Inc.
For the Three Months Ended March 31, 2017 and 2016
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

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

The Company reviewed all other recently issued accounting pronouncements and determined these have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.      GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $76,065 for the three months ended March 31, 2017, and has an accumulated deficit of $5,433,798 as of March 31, 2017.

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

4.      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2017 and December 31, 2016, consisted of:

	March 31, 2017	December 31, 2016
Computers	$15,985	$15,985
Freezers	39,153	39,153
Office Furniture	15,687	15,687
Rugs	6,000	6,000
Software - Accounting	2,901	2,901
Telephone System	5,814	5,814
Video Camera	1,528	1,528
Accumulated Depreciation	(56,229)	(55,231)
Net Book Value	$30,839	$31,838

Depreciation expense for each of the three-month periods ended March 31, 2017 and 2016 was $998.

Pacific Ventures Group, Inc.
For the Three Months Ended March 31, 2017 and 2016
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

5.      ACCRUED EXPENSE

As at March 31, 2017 the Company had accrued expenses of $241,692, as compared to $231,060 as of December 31, 2016. Accrued expenses as of March 31, 2017, include $29,103 from the IPIC labor commission finding, and disputed liability of $39,308, other accrued liabilities of $52,259, and payroll liabilities of $83,120.

6.        RELATED PARTY TRANSACTIONS

Notes Payable/Related Parties Summary
As of March 31, 2017
	Note	Issuance	Unpaid
Noteholder	Amount	Date	Amount
Shannon Masjedi	$150,000	12/10/2010	$89,243
Albert Masjedi	$500,000	6/1/2016	$342,772
Marc Shenkman	$10,000	3/14/2013	$6,000
Marc Shenkman	$16,000	9/9/2014	$10,000
Marc Shenkman	$10,000	2/21/2016	$10,000

Total	$686,000		$458,015

The following description represent note payable-related party transaction pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the merger agreement:

On December 10, 2010, Shannon Masjedi, Company President, Chief Executive Officer and Interim Chief Financial Officer, provided a loan of $150,000 to MAS Global Distributors in the form of an unsecured promissory note with an interest rate of 3% per month and an unspecified term. The note has subsequently been modified to provide a maturity date of December 31, 2018.  The principal balance of this note as of December 31, 2016 and March 31, 2017 was $89,243.  No notice of default has been given.

On June 1, 2016 Snöbar Holdings entered into a promissory note with Azizolla Masjedi, father-in-law to Shannon Masjedi, in an amount of $500,000 to purchase all the shares and interests of International Production Impex Corporation ("IPIC").  The note matures on December 31, 2017. As of December 31, 2016 and March 31, 2017 the balance on this note was $392,772 and $342,772, respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Marc Shenkman, Company Chairman of the Board of Directors.  The note had a principal balance of $10,000 with an interest rate of 5% per year, and an original maturity date of March 14, 2014, subsequently extended to December 31, 2020 with a reduced interest rate of 2% per year.  Mr. Shenkman also agreed to make all interest retroactive and payment deferred to maturity.  The note had an outstanding balance of $6,000 as of December 31, 2016 and March 31, 2017.

On September 9, 2014, Snöbar Holdings entered into a second unsecured promissory note with Marc Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has subsequently agreed to a maturity date of December 31, 2020, and the accrual of interest rate and payment deferral to maturity.  As of December 31, 2016 and March 31, 2017 the notes had balances of $10,000 in each period.

The following transactions are post-merger and recorded directly with the Company:

On February 21, 2016, Marc Shenkman paid a legal bill of $10,000 on behalf of the Company without executing a promissory note, however, the Company has recorded the value as if it were a promissory note at an interest rate per year of 2%.  As of December 31, 2016 and March 31, 2017 the note had a balance of $10,000.

As of December 31, 2016 the Company has short term Notes Payable to Related Parties of $0 and long term Notes Payable to Related Parties of $458,015.

Pacific Ventures Group, Inc.
For the Three Months Ended March 31, 2017 and 2016
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

7.        NOTES PAYABLE

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, who is now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note's maturity date has subsequently been extended to February 1, 2020. Interest owing on the note was extinguished in a subsequent extension of the term. The note is current and the entire balance is still owed and outstanding.

From 2012 through December 31, 2016, Shannon Masjedi has provided an unsecured credit line to the Company, payable on demand without interest. As of March 31, 2017, the balance under the credit line was $136,945.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

On May 19, 2014, Snöbar Holdings entered into a secured convertible promissory note with a certain unrelated third party with a principal balance of $500,000. The note was secured by interests in cash, accounts receivable, other receivables, inventory, supplies, other assets of Snöbar Holdings including general intangibles and rights of each liquor license owned by Snöbar Trust. The note has an interest rate of 10% and an original maturity date of December 31, 2015. The Company was to make interest only payments beginning July 1, 2014. The lender determined Snöbar Holdings to be in default and on January 29, 2015, entered into a mutually agreed loan modification. The agreement increased the principal balance of the note as of December 31, 2014 to $527,333 and all interest due and payable was deemed to have been paid and the conversion rights of the note were removed. The modification also removed and deleted, in its entirety, all secured interests in cash, accounts receivable, other receivables, inventory, supplies, and other assets of Snöbar Holdings, including intangibles, and rights of each liquor license owned by Snöbar Trust.

The maturity date was December 31, 2015.If Snöbar Holdings was not in default, the maturity date of the note would have automatically been extended to December 31, 2016 ("First Extended Maturity Date"). Commencing on January 1, 2016, Snöbar Holdings agreed to make monthly payments of $15,000 until the First Extended Maturity Date. Assuming Snöbar Holdings is not in default with respect to its obligations as of the First Extended Maturity Date, the maturity date of the note shall automatically extend to December 31, 2017 ("Second Extended Maturity Date"). Commencing on January 1, 2017, the monthly payments will be increased to $25,000 for every month until the Second Extended Maturity Date. All accrued but unpaid interest, charges and the remaining principal balance of the note is fully due and payable on the Second Extended Maturity Date.

On February 13, 2017, Pacific Ventures entered settlement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 shares of Pacific Ventures' restricted common stock and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020. As of March 10, 2017, Pacific Ventures has issued to the creditor 400,000 shares of Pacific Ventures' restricted common stock, and has also paid the $25,000 payment for the required March 31, 2017 cash payment. The balance of the note as of March 31, 2017 was$175,000 compared to December 31, 2016 balance of $527,333.

In March of 2017, Pacific Ventures entered into an unsecured promissory note for $172,000 with a certain unrelated third party. The note bears 8% interest per annum and matures on November 14, 2017. The note is convertible to equity at a 45% discount or can be repaid in cash at the Company's discretion.

Pacific Ventures Group, Inc.
For the Three Months Ended March 31, 2017 and 2016
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

8.        STOCKHOLDERS' EQUITY

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

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share. Effective as of October 2016, the Company designated 1,000,000 shares of preferred stock as Series E Preferred Stock (the "Series E Preferred Stock"). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any class of stock of the Company and has no preferences to dividends or liquidation rights. As of December 31, 2016 and 2015, there were 1,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2016 through December 31, 2016, the Company sold 1,498,333 shares of its common stock to various investors for cash and other considerations.

From January 1, 2017 through March 31, 2017, the Company sold 475,168 shares of its common stock to various investors for cash and other considerations.

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.001 par value per share. Holders of common stock hold one vote per share. As of March 31, 2017 and December 31, 2016, there were 27,772,532 and 27,297,364 shares of common stock outstanding.

9.     COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under two operating leases for office spaces and associated building expenses. Both leases are on a month to month basis.

10.       SUBSEQUENT EVENTS

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

On May 11, 2017, the Board of Directors of Pacific Ventures made some changes to its management team and Bob Smith was terminated for cause from all Executive position and Board of Director's responsibilities.

We have evaluated all subsequent events through the date these consolidated financial statements were issued, and determined the following are material to disclose.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Amendment No.1 to the Quarterly Report on Form 10-Q/A (this "Quarterly Report") contains forward-looking statements. The Securities and Exchange Commission (the "SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate,""estimate,""expect,""project,""intend,""plan,""believe,""will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

General

The Company was incorporated under the laws of the State of Delaware on October 3, 1986, under the name AOA Corporation. On October 22, 2012, the Company changed its name to Pacific Ventures Group, Inc. Prior to the Share Exchange described below, the Company operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace. However, in 1997, after selling several of its divisions, the Company's remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

The current structure of the Company resulted from a share exchange with Snöbar Holdings, Inc. ("Snöbar"), which was treated as a reverse merger for accounting purposes. On August 14, 2015, the Company entered into a share exchange agreement (the "Share Exchange Agreement") with Snöbar Holdings, Inc. ("Snöbar Holdings"), pursuant to which the Company acquired 100% of the issued and outstanding shares of Snöbar Holdings' Class A and Class B common stock in exchange for 22,500,000 restricted shares of the Company's common stock, as well as issuing 2,500,000 restricted shares of the Company's common stock to certain other persons (the "Share Exchange"). As the result of the Share Exchange, Snöbar Holdings. became the Company's wholly owned operating subsidiary and the business of Snöbar Holdings became the Company's sole business operations. In addition, Snöbar Holdings' majority owned subsidiary, MAS Global Distributors, Inc., a California corporation ("MGD"), became an indirect subsidiary of the Company.

Since the Share Exchange represented a change in control of the Company and a change in its business operations, the Company's business operations changed to that of Snöbar Holdings and the discussions of the Company's business operations contained in this Quarterly Report are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of the Snöbar Trust, IPIC and MGD.

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of Snöbar Trust, a California trust (the "Trust"), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who is the Company's President, Chief Executive Officer, Interim Chief Financial Officer and majority stockholder. The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation ("IPIC"), which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names "SnöBar". Accordingly, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary. Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation ("MGD"). MGD is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing structure, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

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

Description of the Business Operations of Snöbar Holdings

Snöbar Holdings is the trustor and sole beneficiary of the Trust. The Trust owns 100% of the shares of IPIC. IPIC is the owner of liquor licenses and the trade name "SnöBar" and is in the business of selling and distributing alcohol-infused ice creams and ice-pops through its distributors. Snöbar Holdings also owns 99.9% of the shares of MGD. MGD is in the business of selling and leasing freezers and providing marketing services. As a matter of law, IPIC may not be engaged in any business similar to MGD.As a result of the foregoing, Snöbar Holdings is the beneficiary of all assets, liabilities and any income received from the business of IPIC through the Trust and is the parent company of MGD.

IPIC is a food, beverage and alcohol distribution company that is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names "SnöBar". IPIC is initially marketing two products: SnöBar alcohol infused ice pops, and SnöBar alcohol infused ice cream and sorbet. SnöBar ice pops are original frozen alcohol beverage bars, similar to popsicles on a stick, but made with premium liquor such as premium tequila and vodka and are currently manufactured in three flavors, Margarita, Cosmopolitan and Mojito. The alcohol freezing technology used to produce these beverage bars can be applied to almost any alcohol type and mixture, presenting significant market potential and an almost unlimited variety of flavors and employment of premium brands. Each ice pop is the equivalent of a full cocktail.

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

What makes the SnöBar products unique in the Company's view is the proprietary formulation and method of manufacturing. SnöBar ice pops and SnöBar ice cream use a system to stabilize the alcohol molecule, whereby the alcohol content, quality and flavor is not degraded during the production process. The technology is also applicable to other food and beverage products such as yogurt, water ice creations and alcohol based goods. IPIC has begun the process of obtaining trade secret and other intellectual property protections as to these unique technologies. The SnöBar brand is fully trademarked within the USA and is currently seeking worldwide trademark rights.

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

As of March 31, 2017, Snöbar products are currently being sold in the east coast by our distributor. The Company's management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see "Plan of Operations" below for further detail.

Plan of Operations

As of the date of this Quarterly Report, Snöbar products are currently being sold in the east coast of United States by the Company's distributor. The Company's management has been actively constructing an online platform that will allow Snöbar distribution on a national level. The Company's platform is complete and ready to "go live" and, with the aim of purchasing inventory as well as increasing sales and marketing efforts, the Company seeks to raise additional capital to execute on its business plan.

The Company will need approximately $500,000 to sustain its operations for the next 12 months. The Company's plan of action in the next 12 months is to continue development of the Snöbar Product Line and fulfill the current orders that the brand has in hand from the Company's distributor in South Carolina as well as from other accounts. The Snöbar Product Line will have two fulfillment centers to ship the online orders, one in California to service west of the Mississippi and another fulfillment center in South Carolina to service east of the Mississippi. These fulfillment centers are established and ready to proceed as soon as inventory is purchased.

The Company's anticipated general and administrative costs can be expected to increase due to additional marketing costs associated with online sales. Specifically, the Company expects to utilize marketing and promotions through social media, radio and other avenues to create more brand awareness. The Company expects to continue to utilize independent contractors and not increase the number of employees.

The Company's plan is to increase sales revenue from the sale of the SnöBar products to meet its operating needs. However, it is very likely that the Company will not be able to increase its sales revenue sufficiently to meet these needs in time. It is also unlikely that the Company will be able to satisfy all of its obligations to pay interest and repay principal in the estimated aggregate amount of $570,800 due and payable within the next 12 months under the various forms of our outstanding debt. Although the Company has been able to extend the maturity dates as well as repayment terms of a substantial amount of such debt, there is no assurance that the Company will be able to further extend such repayments or maturity dates to avoid a default, as such further extension depends on the consent of the holders of such debt. If the Company is unable to make such payments and repayments and unable to extend and delay required payments or maturities of such debt, the holders of such debt will have the right to take legal action seeking enforcement of the debt. If any legal action is taken against it, the Company would face the risk of having to deplete our limited cash resources to defend against such suit or face the entry of a default judgment. In either event, such action would have grave impact on the Company's operations. The Company's ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful, which would in turn significantly affect our ability to be successful in its new business plan. If not, the Company will likely be required to reduce operations or liquidate assets. The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company's working capital and other cash requirements.

Results of Operations

Three Months Ended March 31, 2017, as Compared to Three Months Ended March 31, 2016

Revenues – Sales, net of discounts for each of the three month periods ended March 31, 2017 and 2016, was $0.

Operating Expenses – Total operating expenses for the three months ended March 31, 2017 were $88,106, as compared to $36,204 for the three months ended March 31, 2016. The $51,903 increase was due to increasing operating activities during the period that due to a restructuring of sales, marketing, and promotional activities to address a growing digital marketplace consequently increased general and administrative expenses, professional fees, and research and development.

Selling, General and Administrative Expenses – General and administrative expenses for the three months ended March 31, 2017 were $81,608, as compared to $27,568 for the three months ended March 31, 2016, which increases was primarily due to an increase in business development expenses, travel expenses, and other overhead expenses.

Marketing and Advertising – Marketing and advertising expenses for the three months ended March 31, 2017 were$13,897. These expenditures were related to development of a new digital sales platform. No sales and marketing expenses were recorded for the three months ended March 31, 2016.

Depreciation Expense – Depreciation expense for each of the three month periods ended March 31, 2017 and 2016 was $998.

Salaries and Wages – Salaries and wages for the three months ended March 31, 2017 were $5,500, as compared to $7,637 for the three months ended March 31, 2016, which decrease was due to cost cutting measures implemented previously that froze compensation accrual for senior management. This action was primarily responsible for the reduction of compensation of staff during the period under review.

Other Non-Operating Income and Expenses – Total non-operating income for the three months ended March 31, 2017 was $15,042, offset by $3,000 in interest expenses, as compared to $0 for the three months ended March 31, 2016. The increase was due to amortization of licensing fees.

Net Loss – Net loss for three months ended March 31, 2017 was $76,065, as compared to a net loss of $36,204 for the three months ended March 31, 2016, which increase was due primarily to increased operating expenses and the accrual of fees, legal fees and penalties under the Company's licensing contract.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2017, we had a working capital deficit of $365,745, consisting of $50,233 in cash, $189 in accounts receivable, and $1,500 in deposits offset by accounts payable $174,975, accrued expenses of $241,692 and $1,000 in the current portion of notes payable. The $31,064 decrease in working capital deficit between December 31, 2016 and March 31, 2016 resulted from an increase in our cash position and elimination of deferred revenues. For the three-month period ended March 31, 2017, we used $91,814 of cash in operating activities and obtained cash of $116,763 from financing activities, resulting in an increase in cash of $24,949for such period from $101 at the comparable prior period ended March 31, 2016.

In the three-month period ended March 31, 2016, we had a working capital deficit of $396,809, consisting of $25,284 in cash, $983 in accounts receivable and $1,500 in deposits, offset by current liabilities of $174,975 in accounts payable, $241,692 in accrued expenses, $15,045 in deferred revenue, and $1,000 in the current portion of notes payable. Cash of $36,204 was used in operations, and $31,417 was provided by financing activities, resulting in an increase in cash of $101 for such period.

Total current assets as of March 31, 2017were$51,922, as compared to $27,767, an increase of $24,155, while current liabilities for the three month periods ended March 31, 2017 and 2016 were$417,667 and $424,576, respectively, a negligible difference. We have incurred operating losses, and as at March 31, 2017, we have accumulated deficit of $5,433,798. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of December 31, 2016		As of March 31, 2017
	Current	Long Term	Current	Long Term

Notes Payable – Related		$684,048		$458,015
Notes Payable	1,000	527,333	1,000	527,333
Total	$1,000	$1,211,381	$1,000	$985,348

Total Notes Payable for related and unrelated parties decreased $226,033 from the fiscal year ended December 31, 2016 of $1,212,381 to $985,348 in the three month period ended March 31, 2017. Certain related party notes were discharged between December 31, 2016 and March 31, 2017.

We had a net operating loss of $76,065 for the three month period ended March 31, 2017, as compared to a net operating loss of $36,204 during the comparable prior period ended March 31, 2016. The Company had accumulated deficits of $5,433,798 as of March 31, 2017 compared to $5,327,102 in for the fiscal year ended December 31, 2016.

Our principal sources of liquidity have been cash generated by issuing new shares of the Company's common stock.

In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. Expanding market awareness of the SnöBar products and our international distribution networks, together with further improvement of the SnöBar products will require future capital and liquidity expansion. Since our inception in January 2013, our shareholders have contributed a significant amount of capital making it possible for us to develop and market the SnöBar products. To continue to develop our product offerings and generate sales, a significant capital increase has been and will continue to be required. We plan to continue raising capital in order to meet our liquidity needs. However, we may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms or at all. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

Based on this definition, we have identified the critical accounting policies and judgments addressed which are described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 13a-15(b), we have carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2017.  Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion). We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting existed at March 31, 2017:

•
we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act");

•
we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

•	we do not have an independent audit committee of our Board of Directors;

•
insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

•
we outsource the functions of controller on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily related, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

If and when our financial resources allow, we plan to take a number of actions to correct these material weaknesses including, but not limited to, establishing an audit committee of our Board of Directors comprised of three independent directors, hiring a full-time Chief Financial Officer, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report are the Certifications of the Chief Executive Officer and the Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the "Section 302 Certifications"). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations. Except for Mrs. Masjedi, who filed for Chapter 7 personal bankruptcy in 2010, which was discharged in August 2011, and Mr. Shenkman, who filed for Chapter 11 personal bankruptcy in 2010, which was dismissed but not discharged in May 2012, none of our directors or officers have filed for or have been affiliated with any company that has filed for bankruptcy within the last ten years.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to us or any of our or has a material interest adverse to us or any of our subsidiaries.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From January 1, 2017 to March 31, 2017, the Company (i) issued 400,000 shares of its common stock as part of a settlement with one of its creditors, (ii) issued 45,168 shares of its common stock as additional consideration provided to certain unrelated third party lender that purchased $50,000 of the Company's debt from Albert Masjedi, the father of the Company's President, Chief Executive Officer and Interim Chief Financial Officer, Ms. Masjedi, and (iii) sold 30,000 shares to various investors for aggregate cash proceeds of $15,000.

From January 1, 2016 to March 31, 2016, the Company (i) issued 47,500 shares of its common stock to its legal adviser, which shares were subsequently canceled in December 2016, (ii) issued 50,000 shares to the Company's consultants and service providers, and (iii) sold 100,000 shares of its common stock to various investors for aggregate cash proceeds of $30,000.

We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The purchasers of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the purchasers of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. The sale of these securities was made without any general solicitation or advertising.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2017, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

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

3.2
Certificate of Designation of the Company establishing the Company's Series E Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10, Amendment No. 1, as filed with the SEC on March 21, 2012).

3.3	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

3.4	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

10.1
Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.2
Distribution Agreement, dated March 16, 2015, between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.3
Distribution Agreement, dated June 5, 2015, between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.4
Exclusive Distribution Agreement, dated February 3, 2015, between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.5
Distribution Agreement, dated May 1, 2015, between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.6
Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.7
Anti-Dilution Agreement, dated September 25, 2015, among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report Form on Form 8-K, as filed with the SEC on September 25, 2015).

10.8
Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.9
Trust Agreement, dated June 1, 2013 by and between Snobar Holding, Inc. and Azizollah Masjedi(Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.10	Form of Promissory Note by and between the Company and certain related parties.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: October 30, 2017	By:	/s/ Shannon Masjedi
Shannon Masjedi President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)