Form 10-Q/A
period 2017-06-30
Pacific Ventures Group, Inc.
filed 2017-11-07
CIK 882800

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

As of June 30, 2017, the registrant had 34,437,000 shares of common stock, $0.001 par value, issued and outstanding.

EXPLANATORY NOTE

Pacific Ventures Group, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, as originally filed with the Securities and Exchange Commission (the "SEC") on August 21, 2017 (the "Original Form 10-Q"). The purpose of this Amendment is to amend the Original Form 10-Q per the recent comments that the Company has received from the Staff of the SEC related to the Company's Registration Statement on Form S-1, as originally filed with the SEC on May 19, 2017 and subsequently withdrawn, to the extent such comments relate to the disclosure set forth in the Original Form 10-Q.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also amends Part II, Item 6 of the Original Form 10-Q to include currently dated certifications from the Company's Chief Executive Officer and Interim Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Amendment does not amend or otherwise update any other information in the Original Form 10-Q. This Amendment is not intended to, nor does it, reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Form 10-Q was filed. Therefore, this Amendment should be read in conjunction with any documents incorporated by reference herein and the Company's other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

PACIFIC VENTURES GROUP, INC.

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	24
PART II. – OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	27
Item 6. Exhibits	28
Signatures

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$-	$25,284
Accounts receivable	6,589	983
Inventory, net	-	-
Deposits	1,500	1,500
Total Current Assets	8,089	27,767

Fixed Assets
Fixed assets, net	29,841	31,838
Total Fixed Assets	29,841	31,838

TOTAL ASSETS	$37,930	$59,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$85	$-
Accounts payable	171,085	177,475
Accrued expenses	275,146	231,060
Deferred revenue	-	15,042
Current portion, notes payable	313,500	1,000
Current portion, notes payable - related party	110,281	-
Current portion, leases payable	-	-
Total Current Liabilities	870,097	424,577

Long-Term Liabilities:
Notes payable - related party	247,183	684,048
Notes payable	286,821	527,333
Total Long-Term Liabilities	534,004	1,211,381

Total Liabilities	$1,404,100	$1,635,958

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
1,000,000 shares of Series E Preferred stock issued and outstanding	$1,000	$1,000
Common stock, $0.001 par value, 100,000,000 shares authorized authorized, 34,437,000 and 27,297,364 issued and outstanding,
respectively	34,437	27,297
Additional paid in capital	4,169,509	3,722,472
Accumulated deficit	(5,571,116)	(5,327,102)

Total Stockholders' Equity (Deficit)	(1,366,170)	(1,576,353)

Total Liabilities and Stockholders' Equity (Deficit)	$37,930	$59,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Sales, net of discounts	$-	$3,780	-	3,780
Cost of Goods Sold	-	(2,020)	-	(2,020)
Gross Profit	-	1,760	-	1,760

Operating Expenses
Selling, general and administrative	101,028	102,571	205,725	130,140
Penalty on Payroll Taxes	12,807	-	12,807
Depreciation expense	998	998	1,997	1,997
Financing Cost	-	-	22,500	-
Salaries and wages	6,437	11,859	6,437	19,496
Operating Expenses/(Loss)	121,270	115,428	249,466	151,633

Loss from Operations	(121,270)	(113,668)	(249,466)	(149,873)

Other Non-Operating Income and Expenses
License Fees Income/Expenses	-	(154,500)	-	(154,500)
Interest expense	(9,898)	(5,500)	(16,439)	(5,500)
Forgiveness of Debt	2,449		6,849	-
Extraordinary Items	-		15,042	-

Net Income/(Loss) before Income Taxes	(128,719)	(273,668)	(244,014)	(309,873)

Provision for income taxes	-	-	-	-

Net Income/(Loss)	$(128,719)	$(273,668)	(244,014)	(309,873)

Basic and Diluted Loss per Share - Common Stock	$(0.00374)	$(0.00)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Common Stock	34,437,000	26,399,864	34,437,000	26,399,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(244,014)		$(309,873)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-		-
Depreciation	-		1,996
Changes in operating assets and liabilities
Accounts receivable	(5,406)
Inventory	-		2,020
Deposits	-		4,880
Accounts payable	(16,373)		3,694
Proceeds from notes payable			-
Repayment of notes payable	88,047		-
Accrued expenses	38,517		-
Unearned Revenue			(18,750)
Net Cash Used in Operating Activities	(139,229)		(316,033)

INVESTING ACTIVITIES
Accumulated Depreciation	1,997		-
Disposal of fixed asset	-		-
Net Cash Provided By (Used In) Investing Activities	1,997		-

FINANCING ACTIVITIES
Proceeds from notes payable	10,000		-
Repayment of notes payable	(352,333)		-
Notes Converted to equity	412,333
Common stock issued for cash	41,863		97,109
Proceeds from related party notes payable	-		175,155
Prior period adjustment to retained earnings	-		-
Inventory Deposit			100,000
Repayment on the leases payable	-		-
Repayment of note payable - related party
Net Cash Provided by Financing Activities	111,863		372,264

NET INCREASE (DECREASE) IN CASH	(25,369)		56,231
CASH AT BEGINNING OF PERIOD	25,284		210

CASH AT END OF PERIOD	$(85)		$56,441

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$-	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1.     NATURE OF OPERATIONS

The Company and Nature of Business
Pacific Ventures Group, Inc. (the "Company,""Pacific Ventures,""we," "us" or "our") was incorporated under the laws of the State of Delaware on October 3, 1986, under the name AOA Corporation. On November 12, 1991, the Company changed its name to American Eagle Group, Inc. On October22, 2012, the Company changed its name to Pacific Ventures Group, Inc.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include Pacific Ventures, Snöbar Holdings, MGD, IPIC, and the Trust, which was established to hold IPIC, which in turn holds liquor licenses. All inter-company accounts have been eliminated during consolidation. See the discussion in Note 1 above for variable interest entity treatment of the Trust and IPIC.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Unearned Revenue - Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As at June 30, 2017, the Company has $0 in deferred revenue as a result of prepayment by two of its customers.  This is comparable to the Company year-end deferred revenue balance of $15,042 as of December 31, 2016, which was as a result of prepayment by two of its customers.

Shipping and Handling Costs - The Company's shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities - The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As of June 30, 2017, the Company has $31,858.49 in disputed liabilities on its balance sheet.

In addition, on January 28, 2016, a labor dispute between IPIC and a former employee was ruled in favor of the former employee by the Labor Commissioner of the State of California.  This finding resulted in compensation expenses of $29,102.76 and an accrued liability of the same amount on IPIC book for the six months ended June 30, 2017.

Non-Recurring Items – Non-recurring items come from discontinued operations, extraordinary items, unusual or infrequent items, or changes in accounting principles. Because these items are infrequent and did not constitute operating items they are not included in the Company's result of operation.  During the six months ended June 30, 2017, the Company recorded a gain/loss of $244,014 that consisted, in part of $6,849 of debt forgiveness.

Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of June 30, 2017, the Company has an overdraft of $85 in cash and cash equivalents, compared to $25,284 at December 31, 2016.

Accounts Receivable - Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debts during the six months ended June 30, 2017 and 2016, and thus has not set an allowance for doubtful accounts.

Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials.  As at December 31, 2016 and June 30, 2017, the Company has $0 in inventories.

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

Advertising Costs - The Company expenses advertising costs when incurred.  During the six months ended June 30, 2017, the Company incurred $15,147 in marketing and advertising expenses, compared to $29,499 for the six months ended June 30, 2016.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $244,014 for the six months ended June 30, 2017, and has an accumulated deficit of $5,571,116 as at June 30, 2017.

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

4.     INVENTORIES

No inventories were recorded as June 30, 2017 and 2016.

5.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2017 and December 31, 2016, consisted of:

	June 30, 2017	December 31, 2016
Computers	$15,986	$15,986
Freezers	39,153	39,153
Office Furniture	15,687	15,687
Rugs	6,000	6,000
Software - Accounting	2,901	2,901
Telephone System	5,814	5,814
Video Camera	1,528	1,528

Accumulated Depreciation	(57,227)	(55,231)

Net Book Value	$29,841	$31,838

Depreciation expense for the six months ended June 30, 2017 was $1,996 compared to $997 for the same period of June 30, 2016.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

6.     ACCRUED EXPENSE

As of June 30, 2017 the Company had accrued expenses of $275,146 compared to $231,060, for the year-end December 31, 2016. Accrued expenses include $29,103 from the IPIC Labor Commission finding, and Disputed liability of $31,858, other accrued liabilities of $68,024, and payroll liabilities of $83,100.

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

8.     RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company's promissory notes issued to related parties as of June 30, 2017:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$122,692
A. Masjedi	500,000	6/1/2013	192,772
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2102	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman	16,000	9/9/2014	16,000
Total	$696,000		$357,464

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company's President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term of the note. The balance of the note at June 30, 2017 was $122,692.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note's maturity date has subsequently been extended to December 31, 2020.Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of June 30, 2017

On February 23, 2012, Snobar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. As of June 30, 2017, there was a $10,000 balance.

As of June 30, 2017, the Company recorded $110,281 in current notes payable-related party and $247,183 in long term notes payable-related party for a total of $357,464.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company's Chairman of the Board of Directors.  The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2020 with a lower interest rate of 2%/year.  Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of June 30, 2017.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2020 and the accrual of interest rates and deferral to maturity.  As of June 30, 2017 the notes had balances of $16,000 in each period.

On June 1, 2013 Snöbar Holdings entered into a promissory note with Azizolla Masjedi, father-in-law to Shannon Masjedi who's the Company's President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC.  The note matures on December 31, 2017 As of June 30, 2017 the balance on this note was $192,772.

As of June 30, 2017, the Company had short term Notes Payable – Related Party of $110,281 and long term of $247,183.

9.     NOTES PAYABLE

The following table presents a summary of the Company's promissory notes issued to unrelated third parties as of June 30, 2017:

	Note Amount	Issuance Date	Unpaid Amount

	$10,000	February 2014	$1,000
	172,500	9/30/2017	172,500
	50,000	9/30/2017	50,000
	50,000	9/30/2017	50,000
	15,000	7/22/2013	15,000
	86,821	3/14/2013	86,821
	30,000	2/1/2012	25,000
	500,000	5/19/2014	175,000
	-		25,000
Total:	$914,321		$600,321

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the merger agreement:

In February, 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8%/year and maturity date of August 1, 2014.  The note's maturity date has been extended to December 31, 2020 and the interest rate extinguished as part of the extension.  The note balance as of June 30, 2017 is $25,000.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note's maturity date has subsequently been extended to February 1, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note is current and the entire balance is still owed and outstanding.

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

In February 2014, MGD entered into a secured promissory note with a certain unrelated third party for $10,000. The note was secured by interests in tangible and intangible property of MGD.  The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off.  The effective interest rate on the note is 137%.  The note has been paid and the outstanding balance is $1,000 as of June 30, 2017.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The maturity date was December 31, 2015 if Snöbar Holdings is not in default, the maturity date of the note should automatically be extended to December 31, 2016 ("First Extended Maturity Date"). Commencing on January 1, 2016, Snöbar Holdings was to make monthly payments of $15,000 until the First Extended Maturity Date.  Assuming Snöbar Holdings is not in default with respect to its obligations as of the First Extended Maturity Date, the note shall automatically be extended to December 31, 2017 ("Second Extended Maturity Date").  Commencing on January 1, 2017, the monthly payments increased to $25,000 for every month until the Second Extended Maturity Date.  All accrued but unpaid interest, charges and the remaining principal balance of the note is fully due and payable on the Second Extended Maturity Date.

In January of 2016 the company decided to enter into renegotiation period for the repayment terms of the modification dated January 29, 2015.

The following description represents unrelated note payable transactions post merger between Snöbar and the Company:

On February 13, 2017, Pacific Ventures entered settlement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 restricted shares of the Company's common stock and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020.  As of March 10, 2017, Pacific Ventures has issued to the creditor, 400,000 restricted shares of the Company's common stock, and has also paid the $25,000 for the required March 31, 2017 cash payment. The balance of the note as of June 30, 2017 is $175,000.

Effective September 30, 2015, the Company entered into amended notes with a certain unrelated third party in an amount of $272,500, one for $172,500, and two others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017, but have been extended to November 15, 2017 for a fee of $15,000.

As of June 30, 2017, the Company had short term Notes Payable of $313,500 and long term of $286,821.

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

From January 1, 2017 through June 20, 2017, the Company sold 7,159,636 shares of its common stock to various investors for cash and other considerations.

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.001 par value per share. Holders of common stock hold one vote per share. As of June 30, 2017 and December 31, 2016, there were 34,437,000 and 27,297,364 shares of common stock outstanding respectively.

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

On June 12, 2017, the Company, entered into a Purchase and Sale Agreement to acquire Healthy Foods Markets LLC, a Carson, California based healthy food and grocery retailer. The contemplated acquisition of the business was aimed at creating a fulfillment center for the Snobar products and to create additional and immediate revenue and exposure for the Company. However, after further consideration and additional due diligence review of the target businesses, in September 2017 the Company determined to rescind the transaction. As a result, 4,900,000 consideration shares of the Company's common stock were returned and canceled.

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

Results of Operations

Three and Six Months Ended June 30, 2017, as Compared to Three and Six Months Ended June 30, 2016

Revenues

Sales, net of discounts for the six months ended June 30, 2017, was $0, compared to $0 for same period of June 30, 2016.

During the three month period between April 1 and June 30, 2016 and 2017, the Company recorded sales of $3,780 and cost-of-goods against those sale of $2,020 in the three month period ended June 30, 2016 and none for the three month period ended June 30, 2017.  In the prior period, the Company had no inventory of saleable merchandise because a sub-contractor to the Company changed terms and conditions of sale that required substantial minimum order quantities and up-front cash payments which resources were unavailable to the Company at that time or during any subsequent periods up until the date of this filing.

Operating Expenses

Total operating expenses for the six months ended June 30, 2017 were $249,466 compared to June 30, 2016 amount of $151,633 due to reduced operating activities during the period and a increase in general and administrative expenses, marketing and advertising, professional fees, research and development, wages and salaries, and depreciation expense.

During the three month period from April 1 through June 30, 2016 and 2017 operating expenses remained relatively stable, at $121,270 in the later period compared to $115,428, in the former period primarily the result of a penalty of $12,807 assessed against the Company for delinquent payroll tax filings.

Selling, General and Administrative Expenses

General and administrative expenses for six months ended June 30, 2017 was $205,725, compared to $130,140 on June 30, 2016, which was due to a increase in business development expenses, travel expenses, and other overhead expenses.

During the three month period between April 1 and June 30, 2016 and 2017, the prior period recorded $102,571 in selling, general and administrative expenses compared to $101,028 in the later period, an insignificant difference.

Marketing and Advertising

Marketing and advertising expenses for the six months ended June 30, 2017 was $15,147.  No sales and marketing expenses were recorded for the six months ended June 30, 2016.

From the three month period ended March 31, 2017, marketing and advertising expenses increased only $1,250. No marketing and advertising expenses were incurred in the comparable prior three or six month periods ended June 30, 2017.

Depreciation Expense

Depreciation expense for the six months ended June 30, 2016 and 2017 was $1,997 in each period.

For the three month period from April 1 through June 30, 2016 and 2017, depreciation expense was $998 in each period.

Salaries and Wages

Salaries and wages for the six months ended June 30, 2017 was $6,437, as compared to $19,496.  The decrease was due to cost cutting measures implemented previously that froze compensation accrual for senior management.  This action was primarily responsible for the reduction compensation of staff during the period under review.

For the three month period from April 1 through June 30, 2017, salary and wage expense was the same as for the six month period between January 1 through June 30, 2017, however, for the comparable three month periods between April 1 through June 30, 2016 and 2017 salaries and wages declined $7,637 from $19,496 in the earlier three month period to $11,859, representative of the cost cutting measures described above.

Other Non-Operating Income and Expenses

For the six month period ended June 30, 2016 and 2017, the Company recorded Interest expense of $16,439 and income of $6,849 from debt forgiveness and $15,042 in an extraordinary income. This extraordinary income was recorded as a result of the Company writing-off aged debt.

For the three months ended June 30, 2017, the Company recorded $9,898 in interest expenses and $2,449 in debt forgiveness, providing a non-operating income of $7,449.  In the three months ended June 30, 2016, the Company recorded other non-operating expenses of $160,000, including $154,500 payment toward a note due and $5,500 in interest expense, for a non-operating loss of $160,000.

Net Loss

Net loss for six months ended June 30, 2017 were $244,014compared to June 30, 2016 net loss of $309,873 which was due primarily to operating expenses and the accrual of fees, legal fees and penalties on the company's licensing contract.  The three-month period from April 1 through June 30, 2016 and 2017 was $273,668 in the former three month period compared to $128,719 in the latter three month period.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2017, we had a working capital deficit of $862,008, consisting of $6,589 in accounts receivable, and $1,500 in deposits offset by negative cash of $85, accounts payable $171,085, accrued expenses of $275,146, and $432,781 in the current portion of notes payable.

In the six month period ended June 30, 2016, we had a working capital deficit of $532,400, consisting of $25,284 in cash, $983 in accounts receivable and $1,500 in deposits, offset by current liabilities of $177,475 in accounts payable, $231,060 in accrued expenses, $15,042 in deferred revenue, and $110,081 in the current portion of notes payable.

The difference between periods was the largely result of increases in current liabilities of $309,926, from $560,168 in the six month period ended June 30, 2016 to $870,097 in the six month period ended June 30, 2017.

For the six month period ended June 30, 2017, we used $139,229 of cash in operating activities, obtained cash of $1,997 from investing activities and $111,863 from financing activities resulting in a decrease in cash of $25,369 and a negative balance of $85 for the period.

For the six month period ended June 30, 2016, we used cash of $316,033 in operating activities and obtained cash of $372,264 in financing activities resulting in an increase in cash of $56,231 and a cash balance of $56,441 at the end of the period.

Total current assets as of June 30, 2017 were $8,089, as compared to $27,767, an increase of $24,155, while current liabilities for the six month periods ended June 30, 2017 and 2016 were $870,097 and $560,168 as explained above. We have incurred operating losses of $244,014 for the six month period ended June 30, 2016 compared to $309,873 for the comparable prior period ended June 30, 2016, largely due the abandonment of licensing fees from an affiliate. During the six month period ended June 30, 2017, we have accumulated deficit of $5,571,116. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of June 30, 2017		As of December 31, 2016
	Current	Long Term	Current	Long Term
Notes Payable - Related	$110,281	$205,183	$110,081	$404,636
Notes Payable	313,500	328,821	26,510	671,154

Total	423,781	534,004	136,591	1,075,790

Total Notes Payable for related and unrelated parties decreased $254,596 from the fiscal year ended December 31, 2016 of $1,212,381 to $957,785 in the six month period ended June 30, 2017.

For the six month period ended June 30, 2017, total stockholders' equity increased to $(1,358,479) from $(1,576,353) as of December 31, 2016. Accumulated deficit decreased from $(5,327,102) in the fiscal year ended December 31, 2016 to $(5,248,797) for the six-month period ended June 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rule 13a-15(b), we have carried out an evaluation(the "Evaluation"), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2017.Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2017:

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

•
insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

•
we continue to outsource the functions of controller on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In the six month period from January 1, 2017 through June 30, 2017, the Company issued 7,159,636 shares of its common stock (including 20,000 shares originally issued in April 2017, which were subsequently canceled), of which (i) 1,570,000 shares were issued for services valued at $36,500, (ii) 689,636 shares were issued for $627,333 as debt repayment in the amount of $103,168 and (iii) 4,900,000 shares in exchange for a contemplated acquisition that did not close and such shares were subsequently cancelled effective September 2017.

In the six month period from January 1, 2016 through June 30, 2016, the Company issued 580,833 shares of its common stock, of which (i) 438,333 shares were sold to certain investors for gross cash proceeds of $135,000 and (ii) 142,500 shares were issued to service providers for a value of $48,750.

We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The purchasers of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the purchasers of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. The offer, sale and issuance of these securities were made without any general solicitation or advertising.

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

PACIFIC VENTURES GROUP, INC.

Date: November 7, 2017	By:	/s/ Shannon Masjedi
Shannon Masjedi
Officer(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)