Form 10-Q
period 2017-09-30
Pacific Ventures Group, Inc.
filed 2017-11-20
CIK 882800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 17, 2017, there were 27,264,864 shares of the registrant's common stock, $0.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2017 and 2016 (unaudited)	6

Notes to the condensed consolidated financial statements (unaudited)	7

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$23,549	$25,284
Accounts receivable	6,589	983
Deposits	1,500	1,500
Total Current Assets	31,638	27,767

Fixed Assets
Fixed assets, net	28,841	31,838
Total Fixed Assets	28,841	31,838

TOTAL ASSETS	$60,479	$59,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$146,085	$177,475
Accrued expenses	280,463	231,060
Deferred revenue	-	15,042
Current portion, notes payable	313,500	1,000
Current portion, notes payable - related party	109,281	-
Total Current Liabilities	849,329	424,577

Long-Term Liabilities:
Notes payable - related party	247,183	684,048
Notes payable	409,821	527,333
Total Long-Term Liabilities	657,004	1,211,381

Total Liabilities	$1,506,333	$1,635,958

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
1,000,000 shares of Series E Preferred Stock issued and outstanding	$1,000	$1,000
Common stock, $0.001 par value, 100,000,000 shares authorized
29,952,533 and 27,297,364 shares issued and outstanding,
respectively	29,953	27,277
Additional paid in capital	4,204,053	3,722,472
Accumulated deficit	(5,680,860)	(5,327,102)

Total Stockholders' Equity (Deficit)	(1,445,853)	(1,576,353)

Total Liabilities and Stockholders' Equity (Deficit)	$60,479	$59,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Sales, net of discounts	$-	$-	$-	$3,780
Cost of Goods Sold	-	-	-	(2,020)
Gross Profit	-	-	-	1,760

Operating Expenses
Selling, general and administrative	90,951	89,812	296,676	219,952
Penalty on Payroll Taxes	-	-	12,807	-
Depreciation expense	1,000	998	2,997	2,995
Financing Cost	-	-	22,500	-
Salaries and wages	-	-	6,437	19,496
Operating Expenses/(Loss)	91,951	90,810	341,417	242,443

Loss from Operations	(91,951)	(90,810)	(341,417)	(240,683)

Other Non-Operating Income and Expenses
License Fees Income/Expenses	-	18,750	-	(135,750)
Interest expense	(16,439)	(3,000)	(34,231)	(8,500)
Forgiveness of Debt	-	-	6,849	-
Extraordinary Items	-	-	15,042	-

Net Income/(Loss) before Income Taxes	(108,390)	(75,060)	(353,758)	(384,933)

Provision for income taxes	-	-	-	-

Net Income/(Loss)	$(108,390)	$(75,060)	$(353,758)	$(384,933)

Basic and Diluted Loss per Share - Common Stock	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Common Stock	33,685,624	24,019,901	29,931,607	28,264,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(353,758)	$(395,777)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-	-
Depreciation	2,996	2,995
Changes in operating assets and liabilities
Accounts receivable	(5,406)	-
Inventory	-	2,020
Deposits	-	4,880
Accounts payable & accrued liabilities	(2,479)	6,790
Proceeds from notes payable		-
Repayment of notes payable	88,047	-
Accrued expenses		-
Unearned Revenue	-	(37,500)
Net Cash Used in Operating Activities	(270,599)	(416,592)

FINANCING ACTIVITIES
Proceeds from notes payable	158,000	10,000
Repayment of notes payable	(377,333)	-
Notes Converted to equity	412,333	-
Common stock issued for cash	76,863	106,951
Proceeds from related party notes payable	7,500	175,155
Inventory Deposit		200,000
Repayment of note payable - related party	(8,500)	-
Net Cash Provided by Financing Activities	268,863	492,106

NET INCREASE (DECREASE) IN CASH	(1,736)	75,514
CASH AT BEGINNING OF PERIOD	25,284	(790)

CASH AT END OF PERIOD	$23,549	$74,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

1.     NATURE OF OPERATIONS

The Company and Nature of Business

Pacific Ventures Group, Inc. (the "Company," "we," "us" or "our") was incorporated under the laws of the state of Delaware on October 3, 1986, under the name AOA Corporation. On November 12, 1991, the Company changed its name to American Eagle Group, Inc. On October22, 2012, the Company changed its name to "Pacific Ventures Group, Inc.".

The current structure of the Company resulted from a share exchange with Snöbar Holdings, Inc. ("Snöbar Holdings"), which was treated as a reverse merger for accounting purposes. On August 14, 2015, the Company entered into a share exchange agreement (the "Share Exchange Agreement") with Snöbar Holdings, pursuant to which the Company acquired 100% of the issued and outstanding shares of Snöbar Holdings' Class A and Class B common stock in exchange for 22,500,000 restricted shares of the Company's common stock, while simultaneously issuing 2,500,000 restricted shares of the Company's common stock to certain other persons, including for services provided and to a former officer of the Company (the "Share Exchange").

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Snöbar Holdings and its subsidiaries, in which Snöbar Holdings has a controlling voting interest and entities consolidated under the variable interest entities ("VIE") provisions of ASC 810, "Consolidation" ("ASC 810"). Inter-company balances and transactions have been eliminated upon consolidation.

The Company applies the provisions of ASC 810 which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the Company, Snöbar Holdings, MGD, IPIC, and the Trust, which was established to hold IPIC, which in turn holds liquor licenses. All inter-company accounts have been eliminated during consolidation. See the discussion in Note 1 above for variable interest entity treatment of the Trust and IPIC.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As at September 30, 2017, the Company has $0 in deferred revenue as a result of prepayment by two of its customers.  This is comparable to the Company year-end deferred revenue balance of $15,042 as of December 31, 2016, which was as a result of prepayment by two of its customers.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

Shipping and Handling Costs

The Company's shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As of September 30, 2017, the Company has $31,858 in disputed liabilities on its balance sheet.

In addition, on January 28, 2016, a labor dispute between IPIC and a former employee was ruled in favor of the former employee by the Labor Commissioner of the State of California.  This finding resulted in compensation expenses of $29,103 and an accrued liability of the same amount on IPIC book for the nine months ended September 30, 2017.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of September 30, 2017, the Company has a cash balance of $23,549 in cash and cash equivalents, compared to $25,284 at December 31, 2016.

Accounts Receivable

Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debts during the nine months ended September 30, 2017 and 2016, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2016 and September 30, 2017, the Company has $0 in inventories.

Income Taxes

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
(Unaudited)

Property and Equipment

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to the short-term maturity of these instruments.

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

Critical Accounting Policies

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
(Unaudited)

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

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

In August 2014, the FASB issued ASU 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

All other newly issued accounting pronouncements which are not yet effective have been deemed either immaterial or not applicable.

We reviewed all other recently issued accounting pronouncements and determined these have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $352,405 for the nine months ended September 30, 2017, and has an accumulated deficit of $5,679,506 as at September 30, 2017.

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

4.  INVENTORIES

No inventories were recorded as September 30, 2017 and 2016.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2017 and December 31, 2016, consisted of:

	September 30, 2017	December 31, 2016
Computers	$15,986	$15,986
Freezers	39,153	39,153
Office Furniture	15,687	15,687
Rugs	6,000	6,000
Software - Accounting	2,901	2,901
Telephone System	5,814	5,814
Video Camera	1,528	1,528

Accumulated Depreciation	(58,227)	(55,231)

Net Book Value	$28,841	$31,838

Depreciation expense for the nine months ended September 30, 2017 was $2,997 compared to $2,993 for the same period of September 30, 2016.

6.  ACCRUED EXPENSE

As of September 30, 2017, the Company had accrued expenses of $280,463 compared to $231,060, for the year-end December 31, 2016.

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

8.    RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company's promissory notes issued to related parties as of September 30, 2017:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$122,692
A. Masjedi	500,000	6/1/2013	191,772
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2102	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman	16,000	9/9/2014	16,000
Total	$696,000		$356,464

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company's President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term of the note. The balance of the note at September 30, 2017 was $130,692.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note's maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of September 30, 2017

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. As of September 30, 2017, there was a $10,000 balance.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company's Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2020 with a lower interest rate of 2%/year.  Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of September 30, 2017.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizolla Masjedi, father-in-law to Shannon Masjedi who's the Company's President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC.  The note matured on June 31, 2017. As of September 30, 2017 the balance on this note was $157,772.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2020 and the accrual of interest rates and deferral to maturity.  As of September 30, 2017, both notes had an aggregate balance of $16,000.

As of September 30, 2017, the Company had short term Notes Payable – Related Party of $109,281 and long term of $247,183.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

9.    NOTES PAYABLE

The following table presents a summary of the Company's promissory notes issued to unrelated third parties as of September 30, 2017:

	Note Amount	Issuance Date	Unpaid Amount

	$10,000	February 2014	$1,000
	272,500	9/30/2017	272,500
	50,000	9/30/2017	50,000
	50,000	9/30/2017	50,000
	15,000	7/22/2013	15,000
	86,821	3/14/2013	86,821
	30,000	2/1/2012	25,000
	500,000	5/19/2014	175,000
	-		48,000
Total:	$914,321		$723,321

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the merger agreement:

In February, 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8%/year and maturity date of August 1, 2014.  The note's maturity date has been extended to December 31, 2020 and the interest rate extinguished as part of the extension.  The note balance as of September 30, 2017 is $25,000.

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

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.  The balance of the note was $15,000 as of September 30, 2017 and December 31, 2016.

In February 2014, MGD entered into a secured promissory note with a certain unrelated third party for $10,000. The note was secured by interests in tangible and intangible property of MGD.  The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off.  The effective interest rate on the note is 137%.  The note has been paid and the outstanding balance is $1,000 as of September 30, 2017.

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

The maturity date was December 31, 2015 if Snöbar Holdings is not in default, the maturity date of the note should automatically be extended to December 31, 2016 ("First Extended Maturity Date"). Commencing on January 1, 2016, Snöbar Holdings was to make monthly payments of $15,000 until the First Extended Maturity Date.  Assuming Snöbar Holdings is not in default with respect to its obligations as of the First Extended Maturity Date, the note shall automatically be extended to December 31, 2017 ("Second Extended Maturity Date").  Commencing on January 1, 2017, the monthly payments increased to $25,000 for every month until the Second Extended Maturity Date.  All accrued but unpaid interest, charges and the remaining principal balance of the note is fully due and payable on the Second Extended Maturity Date.1

In January of 2016 the company decided to enter into renegotiation period for the repayment terms of the modification dated January 29, 2015.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On February 13, 2017, the Company entered settlement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 restricted shares of the Company's common stock and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020.  As of March 10, 2017, the Company has issued to the creditor, 400,000 restricted shares of the Company's common stock, and has also paid the $25,000 for the required March 31, 2017 cash payment. The balance of the note as of September 30, 2017 is $175,000.

Effective September 30, 2015, the Company entered into amended notes with a certain unrelated third party in an amount of $272,500, one for $172,500, and two others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017, but have been extended to November 15, 2017 for a fee of $15,000.

During August and September 2017, the Company entered into financing arrangements with two lending institutions for $158,000 secured by Company stock.

As of September 30, 2017, the Company had short term Notes Payable of $313,500 and long term of $409,821.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

10.    STOCKHOLDERS' EQUITY

Share Exchange

On August 14, 2015, Snöbar Holdings entered into the Share Exchange Agreement with the Company and Snöbar Holdings' shareholders (the "Snöbar Shareholders") who held of record (i) at least 99% and up to 100% of the total issued and outstanding shares of Class A Common Stock and (ii) 100% of the total issued and outstanding shares of Class B Common Stock, of Snöbar Holding. In accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of Snöbar Holdings' Class A and Class B Common Stock from Snöbar Shareholders, with Snöbar Holdings becoming a wholly owned subsidiary of the Company, in exchange for the issuance to the Snöbar Shareholders of 22,500,000 shares of restricted common stock of the Company and the issuance of 2,500,000 restricted shares of the Company's common stock to certain other persons (as set forth below).

The 2,500,000 restricted shares of the Company's common stock were issued for the following: 600,000 shares were issued for services for a total of $326,900 of non-cash expenses; a former officer of the Company received 1,000,000 shares in exchange for his 1,000,000 shares of Series E Preferred Stock; and 900,000 shares were issued to extinguish $21,675 of debt due to a former officer and shareholder of the Company.

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. Effective as of October 2016, the Company designated 1,000,000 shares of preferred stock as Series E Preferred Stock (the "Series E Preferred Stock"). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any class of stock of the Company and has no preferences to dividends or liquidation rights. As of September 30, 2017 and December 31, 2016, there were 1,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2016 through December 31, 2016, the Company issued 1,498,333 shares of its common stock to various investors for cash and other considerations.

From January 1, 2017 through September 30, 2017, the Company issued 7,615,169 shares of its common stock and cancelled 4,940,000 shares issued in the first quarter of 2017 as a result of a failure to close an acquisition, resulting in a net issuance of 2,675,169 for services and as repayment of debt.

The Company is authorized to issue up to 100,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock hold one vote per share. As of September 30, 2017 and December 31, 2016, there were 29,952,533 and 27,297,364 shares of common stock issued and outstanding, respectively.

Pacific Ventures Group, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited)

11.   COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under two operating leases for office spaces and associated building expenses.  Both leases are on a month-to-month basis.

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

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined the following are material to disclose.

On November 3, 2017, the Company's Board of Directors approved the Company's 2017 Equity Incentive Plan (the "2017 Plan"), which reserves a total of 1,500,000 shares of the Company's common stock for issuance under the 2017 Plan. Incentive awards authorized under the 2017 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, subject to the approval of the 2017 Plan by the Company's stockholders. If an incentive award granted under the 2017 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2017 Plan. As of the date of this Quarterly Report, no awards or any shares of the Company's common stock have been issued under the 2017 Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Forward-Looking Statements

This Quarterly Report on Form 10-Q (this "Quarterly Report") contains forward-looking statements. The Securities and Exchange Commission (the "SEC") encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate,""estimate,""expect,""project,""intend,""plan,""believe,""will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

General

The Company was incorporated under the laws of the State of Delaware on October 3, 1986, under the name "AOA Corporation". On October 22, 2012, the Company changed its name to "Pacific Ventures Group, Inc.". Prior to the Share Exchange described below, the Company operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace. However, in 1997, after selling several of its divisions, the Company's remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

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

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of Snöbar Trust, a California trust (the "Trust"), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Azita Davidiyan. The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation ("IPIC"), which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names "SnöBar". Accordingly, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary. Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation ("MGD"). MGD is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing structure, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

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

As of September 30, 2017, Snöbar products are currently being sold in the east coast by our distributor. The Company's management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see "Plan of Operations" below for further detail.

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

Results of Operations

Three and Nine Months Ended September 30, 2017, as Compared to Three and Nine Months Ended September 30, 2016

Revenues ― The Company recorded no revenue for the three or nine months ended September 30, 2017 as compared to $0 and 3,780, respectively, for the same periods in 2016.  The Company had no inventory of saleable merchandise because a sub-contractor to the Company changed terms and conditions of sale that required substantial minimum order quantities and up-front cash payments which resources were unavailable to the Company at that time or during any subsequent periods up until the date of this filing.

Operating Expenses ― Total operating expenses for the nine months ended September 30, 2017 were $341,417 as compared to $240,683 for the nine months ended September 30, 2016, due to increased operating activities during the nine month period ended September 30, 2017, and an increase in general and administrative expenses, marketing and advertising, professional fees, research and development, wages and salaries, and depreciation expense during the same period.

During the three months ended September 30, 2016 and 2017, operating expenses remained nearly unchanged at $91,951 in the three months ended September 30, 2017, as compared to $90,810, in the same period in 2016.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses for nine months ended September 30, 2017 increased to $296,676 from $219,952 for the nine months ended September 30, 2016, which was due to an increase in business development expenses, travel expenses and other overhead expenses during the period in 2017.

During the three-month periods ended September 30, 2017, the Company recorded $89,812 in selling, general and administrative expenses, relatively unchanged from $90,951 recorded in the same period in 2016.

Depreciation Expense ― Depreciation expense for the nine months ended September 30, 2017 and 2016 was $2,997 and $2,995, respectively.

For the three-month periods ended September 30, 2017 and 2017, depreciation expense was $1,000, and $998, respectively.

Salaries and Wages ― Salaries and wages expense for the nine months ended September 30, 2017 was $6,437, as compared to $19,496 for the nine months ended September 30, 2016.  The decrease was due to cost cutting measures implemented previously that froze compensation accrual for senior management. This action was primarily responsible for the reduction compensation of staff during the period under review.

The Company did not record any expenses for salaries and wages for the three-month periods ended September 30, 2017 and 2016, representative of the cost cutting measures described above.

Other Non-Operating Income and Expenses ― For the nine-month period ended September 30, 2017, the Company recorded interest expense of $32,878, income of $6,849 from debt forgiveness and $15,042 in extraordinary income, as compared to interest expense of $16,439 in the nine month period ended September 30, 2016.

For the three months ended September 30, 2017, the Company recorded $16,439 in interest expenses, providing a non-operating loss of $16,439. In the three months ended September 30, 2016, the Company recorded other non-operating expenses of $3,000 in interest expense and $18,750 in licensee fee income, for a non-operating income of $15,750.

Net Loss ― Net loss for nine months ended September 30, 2017 was $352,405, as compared to net loss of $384,933 for nine months ended September 30, 2016, which was primarily due to increased in operating expenses and the accrual of fees, legal fees and penalties on the Company's licensing contract. Net loss for the three months ended September 30, 2017 was $108,390, as compared to $75,060 for the three months ended September 30, 2016.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2017, we had a working capital deficit of $817,691, consisting of $23,549 in cash, $6,589 in accounts receivable and $1,500 in deposits, offset by accounts payable $146,085, accrued expenses of $280,463 and $422,781 in the current portion of notes payable.

For the nine-month period ended September 30, 2017, we used $270,599 of cash in operating activities, obtained cash of $268,863 from financing activities, resulting in a decrease in total cash of $1,736 and a balance of $23,549 for the period. For the nine-month period ended September 30, 2016, we used cash of $416,592 in operating activities and obtained cash of $492,106 from financing activities, resulting in an increase in cash of $75,514 and a negative cash balance of $790 at the end of such period.

Total current assets as of September 30, 2017 were $60,479, while current liabilities for the nine month period ended September 30, 2017 were $849,329. We have incurred an operating loss of $341,417 for the nine month period ended September 30, 2017, largely due the abandonment of licensing fees from an affiliate. During the nine month period ended September 30, 2017, we had an accumulated deficit of $5,680,860. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of September 30, 2017		As of December 31, 2016
	Current	Long Term	Current	Long Term
Notes Payable - Related	$109,281	$247,183	$110,081	$404,636
Notes Payable	313,500	409,821	26,510	671,154

Total	422,781	657,004	136,591	1,075,790

Total Notes Payable for related and unrelated parties decreased $230,253 from the fiscal year ended December 31, 2016 from $514,717 to $314,464 in the nine month period ended September 30, 2017.

As of September 30, 2017, total stockholders' equity increased to $(1,445,853) from $(1,576,353) as of December 31, 2016. Accumulated deficit increased from $(5,327,102) in the fiscal year ended December 31, 2016 to $(5,680,860) for the nine-month period ended September 30, 2017.

As of September 30, 2017, we had $23,549 in cash to fund our operations. We do not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity to date have been cash generated by issuing new shares of the Company's common stock and cash generated from loans to us. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. Expanding market awareness of the SnöBar products and our international distribution networks, together with further improvement of the SnöBar products will require future capital and liquidity expansion. Since our inception in January 2013, our shareholders have contributed a significant amount of capital making it possible for us to develop and market the SnöBar products. To continue to develop our product offerings and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through additional private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the

 "Exchange Act"), Rule 13a-15(b), we have carried out an evaluation(the "Evaluation"), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2017.Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2017:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2017, the Company issued 7,615,169 shares of its common stock, of which (i) 1,540,000 shares were issued for services valued at $21,500, (ii) 1,145,169 shares were issued as repayment of debt in the amount of $93,000 and (iii) 4,900,000 shares in exchange for a contemplated acquisition that did not close and such shares were subsequently cancelled effective September 2017, resulting in a total issuance of 2,675,169 for the nine months ended September 30, 2017.

The Company believes the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated under Regulation D under the Securities Act as transactions by an issuer not involving a public offering. The purchasers of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the purchasers of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. The offer, sale and issuance of these securities were made without any general solicitation or advertising.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2017, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

           The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

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

3.1
Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the SEC on November 16, 2017).

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

10.10	Form of Promissory Note by and between the Company and certain related parties.

10.11	Pacific Ventures Group, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on November 8, 2017).

10.12
Form of Pacific Ventures Group, Inc. Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the SEC on November 8, 2017).

10.13
Form of Pacific Ventures Group, Inc. Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the SEC on November 8, 2017).

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

PACIFIC VENTURES GROUP, INC.

Date: November 20, 2017	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)