Form 10-K
period 2017-12-31
Pacific Ventures Group, Inc.
filed 2018-04-02
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2017, was approximately $9,817,024. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and the value was calculated based the number of shares held as of December 31, 2017.

As of March 25, 2018, the registrant had outstanding 56,569,655 shares of common stock, $0.001 par value.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

Use of Market and Industry Data

This Annual Report includes market and industry data that we have obtained from third-party sources, including industry publications, as well as industry data prepared by our management on the basis of its knowledge of and experience in the industries in which we operate (including our management’s estimates and assumptions relating to such industries based on that knowledge). Management has developed its knowledge of such industries through its experience and participation in these industries. While our management believes the third-party sources referred to in this Annual Report are reliable, neither we nor our management have independently verified any of the data from such sources referred to in this Annual Report or ascertained the underlying economic assumptions relied upon by such sources. Furthermore, references in this Annual Report to any publications, reports, surveys or articles prepared by third parties should not be construed as depicting the complete findings of the entire publication, report, survey or article. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report.

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on various factors, including those discussed under “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Trademarks, Service Marks and Trade Names

This Annual Report contains references to our trademarks, service marks and trade names and to trademarks, service marks and trade names belonging to other entities. Solely for convenience, trademarks, service marks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names, service marks or trademarks or any artists’ or other individuals’ names to imply a relationship with, or endorsement or sponsorship of us by, any other companies or persons.

PART I

ITEM 1.	BUSINESS

Unless the context requires otherwise or unless otherwise stated, references to “our Company,” “Pacific Ventures,” “PACV,” “we,” “us,” “our” and similar references refer to Pacific Ventures Group, Inc. and its consolidated subsidiaries.

Overview

Pacific Ventures was incorporated under the laws of the State of Delaware on October 3, 1986, under the name AOA Corporation. On November 12, 1991, the Company changed its name to American Eagle Group, Inc. On October 22, 2012, the Company changed its name to Pacific Ventures Group, Inc.

The current structure of Pacific Ventures resulted from a share exchange with Snöbar Holdings, Inc. (“Snöbar”),which was treated as a reverse merger for accounting purposes. On August 14, 2015, Pacific Ventures and its stockholders entered into a share exchange agreement (the “Share Exchange Agreement”) with Snöbar Holdings, Inc. (“Snöbar Holdings”), pursuant to which Pacific Ventures acquired 100% of the issued and outstanding shares of Snöbar Holdings’ Class A and Class B common stock in exchange for 22,500,000 restricted shares of Pacific Ventures’ common stock, while simultaneously issuing 2,500,000 shares of Pacific Ventures’ restricted common stock to certain other persons, including for services provided and to a former officer of the Company (the “Share Exchange”).As the result of the Share Exchange, Snöbar Holdings. became Pacific Venture’s wholly owned operating subsidiary and the business of Snöbar Holdings became the Company’s sole business operations, and Snöbar Holdings’ majority owned subsidiary, MAS Global Distributors, Inc., a California corporation (“MGD”),became indirect subsidiary of Pacific Ventures.

Prior to the Share Exchange, the Company operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace. However, in 1997, after selling several of its divisions, the Company’s remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

Since the Share Exchange represented a change in control of the Company and a change in business operations, the business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snöbar Trust, IPIC, and MGD.

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013.  Snöbar Holdings is the trustor and sole beneficiary of Snöbar Trust, a California trust (“Trust”), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who is the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and majority stockholder. The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation (“IPIC”), which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names “SnöBar”. As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary. Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation (“MGD”). MGD is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

The Trust and IPIC are considered variable interest entities (“VIEs”) and Snöbar Holdings is identified as the primary beneficiary of the Trust and IPIC. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”) 810, Snöbar Holdings performs ongoing reassessments of whether it is the primary beneficiary of a VIE. As the assessment of Snöbar Holdings’ management is that Snöbar Holdings has the power to direct the activities of a VIE that most significantly impact the VIE’s activities (it is responsible for establishing and operating IPIC), and the obligation to absorb losses of the VIE that could potentially be significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE’s economic performance, it was therefore concluded by management that Snöbar Holdings is the primary beneficiary of the Trust and IPIC. As such, the Trust and IPIC were consolidated in the financial statements of Snöbar Holdings since the inception of the Trust, in the case of the Trust, and since the inception of Snöbar Holdings, in the case of IPIC.

On June 12, 2017, the Company, entered into a Purchase and Sale Agreement to acquire Healthy Foods Markets LLC, a Carson, California based healthy food and grocery retailer. The contemplated acquisition of the business was aimed at creating a fulfillment center for the Snöbar products and to create additional and immediate revenue and exposure for the Company. However, after further consideration and additional due diligence review of the target businesses, the Company determined to rescind the transaction and the related purchase agreements.

Our principal executive office is located at 117 West 9th Street, Suite 316, Los Angeles, California. Our main telephone number is (310) 392-5606.

Description of Operations of Snöbar Holdings, Inc.

General

Snöbar Holdings was incorporated in the state of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of the Trust, which was formed in June 1, 2013. The trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Mrs. Masjedi, the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and a director. The Trust owns 100% of the shares of IPIC, which was formed on August 2, 2001. IPIC is the owner of liquor licenses and the trade name "SnöBar" and is in the business of selling and distributing alcohol-infused ice creams and ice-pops through its distributors. Snöbar Holdings also owns 99.9% of the shares of MGD. MGD is in the business of selling and leasing freezers and providing marketing services. As a matter of law, IPIC may not be engaged in any business similar to MGD. As a result of the foregoing, Snöbar Holdings is the beneficiary of all assets, liabilities and any income received from the business of IPIC through the Trust and is the parent company of MGD.

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

SnöBar ice cream is an additional innovative product that the company is marketing using proprietary formulas and technology. These products are premium ice cream and sorbets that are distilled spirit cocktails containing up to 15% quality liqueurs and liquors. Currently, there are four flavors available: Brandy Alexander; Brandy Alexander with chocolate chips; Grasshopper; and Pink Squirrel. There are also numerous different liquor ice cream flavors in development in classic ice cream drink styles such as Coffee Liqueur Ice Cream, Piña Colada Sorbet, Sherry Ice Cream, and Strawberry Margarita Sorbet. The product contains ultra-premium dairy and the highest quality of ingredients.

What makes the SnöBar products unique is the proprietary formulation and method of manufacturing. SnöBar ice pops and SnöBar ice cream use a system to stabilize the alcohol molecule, whereby the alcohol content, quality and flavor is not degraded during the production process. The technology is also applicable to other food and beverage products such as yogurt, water ice creations and alcohol based goods. IPIC has begun the process of obtaining trade secret and other intellectual property protections as to these unique technologies. The SnöBar brand is fully trademarked within the United States and is currently seeking worldwide trademark rights.

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

As of December 31, 2017, Snöbar products are currently being sold in the east coast by our distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see “Plan of Operations” for further detail.

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

In 2013, the SnöBar brand was launched in Nevada. Immediately, the SnöBar products were in demand in all the major casinos and resorts. The SnöBar brand joined forces with reputable hotels and resorts, including, but not limited to, the Bellagio, Golden Nugget, Rio, Wynn, Encore, TAO, Caesars Palace, Hilton, The M and MGM. In Nevada, IPIC’s focus is to place the SnöBar brand within all the venues of the hotels including catering and banquets, room service, retail outlets and nightclubs.

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

On March 16, 2015, IPIC entered into a contract that allows for exclusive rights to distribute SnöBar products. The contract provides for a minimum of two years with options for extensions to distribute the SnöBar products in South Carolina.

In 2017, the South Carolina distributor expanded the account base for SnöBar and has many successful placements for the brand,

IPIC continues to actively negotiate with other distributors, both nationally and internationally, for exportation or distribution of SnöBar products to various territories.

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

Alcohol

The second ingredient in SnöBar ice cream and SnöBar ice pops is alcohol. The U.S. beverage alcohol market is over $400 billion according to The Distilled Spirits Council of the United States. The SnöBar alcohol-infused ice cream and ice pop products take advantage of the success of the thriving frozen desserts industry and the successful alcohol beverage industry, making SnöBar ice cream and ice pop products a hybrid of uniqueness conducive to the consumer markets.

Opportunity

IPIC has created a proprietary formula and the methodology and manufacturing technique to mass-produce alcohol-infused ice cream leveraging production facilities, warehousing, distribution, and merchandising methods currently used for ice cream. Specifically, the proprietary formulation and manufacturing method stabilize the alcohol molecules from interacting with ice crystals and milk proteins making it possible to mass-produce a solid alcohol-infused ice cream that has a flavoring system of up to 15% distilled spirits. To date, SnöBar ice cream is one of the only products of its kind in the U.S.

The original invention of these frozen alcohol desserts follows the same recipes used by America's finest bars and restaurants. The SnöBar products are distilled spirit cocktails that contain up to 15%quality liqueurs and liquors. What makes liquor ice cream and sorbet different is that the product is solid just like regular ice cream, not semi-soft or in a milk shake consistency like one would find at bars and restaurants: These products are ready-to-eat solid or can be blended into a cocktail. While SnöBar products look like ice cream and frozen popsicles, the Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and Food and Drug Administration (“FDA”) have classified SnöBar ice cream and SnöBar pops as distilled spirits due to the alcohol content.

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

Plan of Operations

As of the date of this annual report, Snöbar products are currently being sold in the east coast by our distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. The Company’s platform is complete and ready to “go live” and, with the aim of purchasing inventory as well as increasing sales and marketing efforts, the Company seeks to raise additional capital to execute on its business plan.  Management anticipates that it will need to raise at least $250,000 in order to purchase sufficient amounts of inventory in order to launch its platform.

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

The Company’s anticipated general and administrative costs can be expected to increase due to additional marketing costs associated with online sales.  Specifically, the Company expects to utilize marketing and promotions through social media, radio and other avenues to create more brand awareness. We expect to continue to utilize independent contractors and not increase the number of employees.

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

MAS Global Distributors, Inc., a California corporation (“MGD”), formed in December 14, 2010, a majority owned subsidiary of Snöbar Holdings, is the sole marketer for SnöBar ice cream and SnöBar ice pops.MGD handles all the marketing and promotional aspect for the SnöBar product line.

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

In addition, IPIC may sell the SnöBar products through joint ventures with and global or regional duty-free customers. IPIC may also sell the SnöBar products through governmental liquor authorities in jurisdictions where aspects of the purchase and distribution of products that contain alcohol are under government control. Examples of such authorities are the eighteen "control" states (and one county) in the United States and the Liquor Control Boards in Canada.

Trademarks

IPIC sells the SnöBar products under a number of trademarks, brand names and trade names that are important to its continued success. The SnöBar brand is fully trademarked within the United States. IPIC’s business could be adversely affected by the loss of any major brand or by material infringement of its intellectual property rights. The SnöBar products are also subject to intellectual property risks because existing trademark laws offer only limited protection, and the laws of some countries in which the SnöBar products are or may be developed, manufactured or sold may not fully protect the SnöBar products from infringement by others.

Competition

The global distilled spirits industry is very competitive, and the dessert industry is very competitive. The SnöBar products compete on the basis of product quality, brand image, price, service and innovation in response to consumer preferences. While the industry is highly fragmented, major competitors on the alcohol-side of the business include Brown-Forman Corporation, Diageo PLC, Beam, Inc., Pernod Ricard S.A., Bacardi Limited, Davide Campari Milano-S.P .A., Remy Cointreau S.A., and Constellation Brands, Inc. and major competitors on the dessert-side of the business include such premium brands as Häagen Dazs and Dreyer's, which are owned by Nestle and Ben and Jerry's which is owned by Unilever.

Regulatory Environment

The production, storage, transportation, distribution and sale of the SnöBar products are subject to regulation by federal, state, local and foreign authorities. Various countries and local jurisdictions prohibit or restrict the marketing or sale of products containing alcohol in whole or in part.

The Bureau of Alcohol, Tobacco, Firearms and Explosives regulates the U.S. spirits industry with respect to production, blending, bottling, sales, advertising, and transportation of industry products. Also, each state in the United States regulates the advertising, promotion, transportation, sale, and distribution of such products. Many of the key markets for IPIC’s business, distilled spirits are subject to federal excise taxes and/or customs duties, as well as state/provincial, local and other taxes. Sales of products containing alcohol could be adversely impacted by increases to excise tax rates, which are considered from time to time by U.S. states and municipalities and in other key markets for IPIC’s business. The effect of any future excise tax increases in any jurisdiction cannot be determined, but it is possible that any future excise tax increases could have an adverse effect on IPIC’s business, financial condition and results of operations.

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

Recent Developments and Initiatives

On January 31, 2018, the Company entered into an Asset Purchase Agreement (the "APA”) with Royalty Foods, LLC, a Nevada limited liability corporation and wholly owned subsidiary of the Company ("Royalty Foods"), and San Diego Farmers Outlet, Inc., a California corporation ("SDFO"). Pursuant to the APA, at the closing of the transactions contemplated therein (the "Closing"), Royalty Foods will acquire substantially all of the operating assets and assume certain liabilities of SDFO (the "SDFO Acquisition"). SDFO is a wholesale and retail seller of fresh produce, groceries, meals, food and other food-related goods. SDFO was founded in 2002 and is located in San Diego, California.

The Closing is subject to various closing conditions, including, among others, SDFO’s material performance or compliance with obligations and covenants required by the APA, SDFO’s delivery to the Company and the Company's satisfaction upon review of certain due diligence items, the Company successfully securing financing to complete the SDFO Acquisition (the "Financing"), and SDFO’s execution of Ancillary Agreements (as defined below). At Closing, upon satisfaction of each of the closing conditions set forth in the APA, Royalty Foods shall acquire those properties, rights, contracts, claims and assets of SDFO (defined in the APA as the "Transferred Assets"), and assume certain liabilities of SDFO (defined in the APA as the "Assumed Liabilities"). The total consideration to be paid by the Company to SDFO in connection with the SDFO Acquisition will be $1,050,000 in cash, subject to inventory, accounts payable, accounts receivable and other true-up adjustments as set forth in the APA.

The parties to the APA made certain representations, warranties, covenants and agreements that are customary for transactions of this nature (including non-compete, non-solicitation of employees and no solicitation of an alternative transaction covenants), agreed to certain indemnification terms as set forth in the APA and agreed to enter into certain agreements in connection with the SDFO Acquisition (the "Ancillary Agreements").

There can be no assurance that the Financing and the SDFO Acquisition will be consummated or as to the date by which the SDFO Acquisition may be consummated, if at all.

Employees

As of December 31, 2017, Pacific Venture has one full time employee (CEO) who manages the affairs of the corporation. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. As a result of these fluctuations, financial planning and forecasting may be more difficult and comparisons of our operating results on a period-to-period basis may not necessarily be meaningful. Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. Each of the risk factors described in this “Risks Related to Our Business” section, and the following factors, may affect our operating results:

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

As noted in our consolidated financial statements, we had an accumulated stockholders’ deficit of $5,970,024 and recurring losses from operations as of December 31, 2017. Our net loss for the fiscal year ended December 31, 2017 was $590,059. We also had a working capital deficit of approximately $1,306,103 as of December 31, 2017. We intend to fund operations through raising additional capital through debt financing and/or equity issuances and increased lending activities which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2017. We are continuing to seek additional funds to finance our immediate and long term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audit report for the fiscal years ended December 31, 2017 and 2016 contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to remain operational for an indefinite period of time.

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

The amount and timing of our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

●	the number and characteristics of products that we pursue;
●	our potential need to expand operations, including the hiring of additional employees;
●	the costs of licensing, acquiring or investing in complimentary businesses, products and technologies;
●	the effect of any competing technological or market developments;
●	the need to implement additional internal systems and infrastructure, including financial and reporting systems;
●	obtaining market acceptance of our alcohol-infused popsicles and ice cream; and
●	the economic and other terms, timing of and success of our co-branding, licensing, collaboration or marketing relationships into which we have entered or may enter in the future.

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

We may seek additional funding through a combination of equity offerings, debt-financings, or other third party funding or other collaborations, strategic alliances or licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as our operations. For instance, any debt financing may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders. In addition, if we seek funds through arrangements with partners, these arrangements may require us to relinquish rights to some of our technologies, products or product candidates or otherwise agree to terms unfavorable to us.

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

As part of our growth strategy, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

●	increased expenses due to transaction and integration costs;
●	potential liabilities of the acquired businesses;
●	potential adverse tax and accounting effects of the acquisitions;
●	diversion of capital and other resources from our existing businesses;
●	diversion of our management’s attention during the acquisition process and any transition periods;
●	loss of key employees of the acquired businesses following the acquisition; and
●	inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

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

The sale and use of our products exposes us to the risks of product liability claims. Product liability claims may be brought against us by consumers or other third parties. In addition, there is a risk that the use of our products could cause our customers to have an adverse health event. If we cannot successfully defend our product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in: impairment of our business reputation; costs due to related litigation; distraction of management’s attention from our primary business; substantial monetary awards to customers or other claimants; the inability to commercialize our products; and/or decreased demand for our products.

We believe our product liability insurance coverage as supplemented by our umbrella insurance policy is sufficient in light of our current financial condition; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

We rely on a third-party co-packer, with whom we co-developed our proprietary freezing technology, to manufacture our alcohol infused frozen products.

The Company developed its proprietary technology with a third party who is also solely responsible for manufacturing all of our products. The Company is subject to all of the risks inherent in relying upon a third party for all of its products, including the fact that the manufacturer only has facilities in Southern California and is subject to the risk of earthquakes and other disasters. We do not have any other supplier for our products and if anything were to happen to this supplier, including such supplier’s business failure, our own business could be materially adversely affected.

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

Stable economic conditions globally, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also to our own financial condition. There are presently significant challenges in the global economy, including high unemployment rates, low consumer confidence, record budget deficits and levels of government debt, and fragile credit and housing markets. In addition, instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries, the instability in the geopolitical environment in many parts of the world and other disruptions, may continue to put pressure on global economic conditions. As a result, consumers’ increased price consciousness may endure, which may affect consumers’ willingness to pay for premium brands as well as the overall level of consumption of products containing alcohol, particularly in bars, restaurants, nightclubs and other public environments where consumers drink spirits. Furthermore, our suppliers and customers could experience cash flow problems, increased costs or reduced availability of financing, credit defaults, and other financial hardships. These factors may increase our bad debt expense, cause us to reduce the levels of unsecured credit that we may provide to customers and otherwise adversely impact our results of operations, cash flows and financial condition. A prolonged global economic stagnation may impact our access to capital markets, result in increased interest rates on debt that we may take on to expand operations, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to finance operations.

Demand for our alcohol-infused products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in travel, vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase products that contain alcohol or cause a shift in consumer preferences toward non-alcoholic alternatives. In addition, concerns about health issues relating to alcohol consumption, dietary effects, regulatory action or any litigation against companies in the industry may have an adverse effect on our business. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. While we devote significant focus to the development of new products, we may not be successful in their development or these new products may not be commercially successful. In addition, global economic conditions or market trends could cause consumer preferences to trend away from our premium alcohol-infused popsicles and ice cream alternatives, which may also adversely impact our results of operations and cash flows.

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

From time to time we may be subject to various lawsuits, claims, disputes and investigations in the normal conduct of our operations. These include, but are not limited to, commercial disputes, including purported class actions, employment claims, actions by tax and customs authorities, and environmental matters. Some of these legal proceedings may include claims for substantial or unspecified damages. It is possible that some of the actions could be decided unfavorably and could adversely affect our results of operations, cash flows or financial condition. In addition, because litigation and other legal proceedings can be costly to defend, even actions that are ultimately decided in our favor could have a negative impact on our results of operations and cash flows. If Tara Spencer enforces the Labor Commission judgment against the Company for the amount owed, this may result in a material adverse effect on our financial condition.

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

Risks Related to Our Common Stock

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCPink Market operated by the OTC Market’s Group, Inc. under the symbol “PACV”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of the NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your conversion price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (shares of common stock as of the date of this Report); or
●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

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

Shannon Masjedi, our majority stockholder, director and executive officer, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In particular, because our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and a director, Mrs. Masjedi, who owns 13,864,369 shares of our common stock and 1,000,000 shares of Series E Preferred Stock (with 10 votes per share) as of March 25, 2018, she will be to exert such influence. This shareholder may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of stock and voting ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Risks Related to Our Acquisition Strategy

We can give no assurances as to when we will consummate the SDFO Acquisition, or if at all, or any other future acquisitions or whether we will consummate any of them at all.

We intend to continue to build our business through strategic acquisitions, and we expect to close the SDFO Acquisition (as defined above) in the second quarter of 2018. However, the SDFO Acquisition is subject to certain closing conditions and other impediments to closing, including closing the Financing and others that are beyond our control, and we may not be able to close on the terms described herein or at all. See above “Business — Recent Developments and Initiatives.”

We also intend to pursue and consummate one or more additional acquisitions and to possibly use any remaining proceeds from the Financing, if any, to fund any cash portion of the consideration we will pay in connection with those acquisitions. However, such additional acquisitions may also be subject to conditions and other impediments to closing, including some that are beyond our control, and we may not be able to close any of them successfully. In addition, our future acquisitions will be required to be closed within certain timeframes as negotiated between us and the acquisition target, and if we are unable to meet the closing deadlines for a given transaction, we may be required to forfeit payments we have made, if any, be forced to renegotiate the transaction on less advantageous terms and could fail to consummate the transaction at all.

If we are unable to close the SDFO Acquisition or any other future acquisition, it could significantly alter our business strategy and impede our prospects for growth. Further, we may not be able to identify suitable acquisition candidates to replace these acquisitions, and even if we were to do so, we may only be able to consummate them on less advantageous terms. In addition, some of the businesses we acquire may incur significant losses from operations, which, in turn, could have a material and adverse impact on our business, results of operations and financial condition.

We may face difficulty in integrating the operations of SDFO or any other businesses we have acquired and may acquire in the future. As shown by our acquisition of Snöbar Holdings, acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty with the integration of SDFO and any other business we acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

Further, we expect that future target companies may have material weaknesses in internal controls relating to the proper application of accrual based accounting under the accounting principles generally accepted in the United States of America (“GAAP”) prior to our acquiring them. The Public Company Accounting Oversight Board (the “PCAOB”) defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We will be relying on the proper implementation of our policies and procedures to remedy any such material weaknesses, and prevent any potential material misstatements in our financial reporting. Any such misstatement could adversely affect the trading price of our common stock, cause investors to lose confidence in our reported financial information, and subject us to civil and criminal fines and penalties. If our acquired companies fail to integrate in these important ways, or we fail to adequately understand the business operations of our acquired companies, our growth and financial results could suffer.

We may enter into acquisitions and take actions in connection with such transactions that could adversely affect our business and results of operations.

Our future growth rate depends in part on our selective acquisition of additional businesses and assets. We may be unable to identify suitable targets for acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, any credit agreements or credit facilities that we may enter into in the future may restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

●	using a significant portion of our available cash;
●	issuing equity securities, which would dilute current stockholders’ percentage ownership;
●	incurring substantial debt;
●	incurring or assuming contingent liabilities, known or unknown;
●	incurring amortization expenses related to intangibles; and
●	incurring large accounting write-offs or impairments.

We may also enter into joint ventures, which involve certain unique risks, including, among others, risks relating to the lack of full control of the joint venture, potential disagreements with our joint venture partners about how to manage the joint venture, conflicting interests of the joint venture, requirement to fund the joint venture and its business not being profitable.

In addition, we cannot be certain that the due diligence investigation that we conduct with respect to any investment or acquisition opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. For example, instances of fraud, accounting irregularities and other deceptive practices can be difficult to detect. Executive officers, directors and employees may be named as defendants in litigation involving a company we are acquiring or have acquired. Even if we conduct extensive due diligence on a particular investment or acquisition, we may fail to uncover all material issues relating to such investment, including regarding controls and procedures of a particular target or the full scope of its contractual arrangements. We rely on our due diligence to identify potential liabilities in the businesses we acquire, including such things as potential or actual lawsuits, contractual obligations or liabilities imposed by government regulation. However, our due diligence process may not uncover these liabilities, and where we identify a potential liability, we may incorrectly believe that we can consummate the acquisition without subjecting ourselves to that liability. Therefore, it is possible that we could be subject to litigation in respect of these acquired businesses. If our due diligence fails to identify issues specific to an investment or acquisition, we may obtain a lower return from that transaction than the investment would return or otherwise subject ourselves to unexpected liabilities. We may also be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2017, there were no unresolved SEC comments issued to the Company.

ITEM 2.	PROPERTIES

Pacific Venture’s corporate headquarters are now located at 117 West 9th Street, Suites 316 and 423, Los Angeles, California 90015 where we occupy an aggregate of approximately 655 square feet pursuant to leases. The leases for Suites 316 and 423 are on a month-to-month basis at a monthly rate of $450 and $330, respectively.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. The Company is currently not aware of any pending legal proceedings, other than as set forth below.

On January 24, 2017, Tara Spencer filed a claim in the Los Angeles Superior Court against the Company, Shannon Masjedi, Edmond Masjedi and Snobar Holdings (collectively “Defendants”). The claim is an attempt to enforce against the Defendants a Labor Commission judgment against International Production Impex Corp. (“IPIC”) and the plaintiff is seeking $29,102.76. The Plaintiff’s alleged basis for relief is that the Defendants are “alter egos” of IPIC, and that they are not actually independent entities. The Defendants deny all allegations in the Complaint intend to vigorously defend against this action.

There are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations. Except for Mrs. Masjedi, who filed for Chapter 7 personal bankruptcy in 2010, which was discharged in August 2011, and Marc Shenkman, who filed for Chapter 11 personal bankruptcy in 2010, which was dismissed but not discharged in May 2012, none of our directors or officers have filed for or have been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Pacific Ventures’ Common Stock is quoted on the OTC Pink Market, under the symbol “PACV.” The following table sets forth the high and low closing prices for our common stock for the periods indicated. The prices set forth below represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

	High Bid	Low Bid
Fiscal Year Ended December 31, 2017
Quarter ended December 31, 2017	$0.32	$0.06
Quarter ended September 30, 2017	$0.70	$0.09
Quarter ended June 30, 2017	$1.35	$.22
Quarter ended March 31, 2017	$1.64	$0.98

Fiscal Year Ended December 31, 2016
Quarter ended December 31, 2016	$1.44	$1.42
Quarter ended September 30, 2016	$0.60	$0.60
Quarter ended June 30, 2016	$1.00	$1.00
Quarter ended March 31, 2016	$0.98	$0.98

Number of Holders

At December 31, 2017, the Company had approximately 264 stockholders of record and 36,430,248 shares of common stock issued and outstanding.

Dividends

Since its inception, the Company has not paid any dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, the Company issued 2,849,551 shares of its common stock to various investors for cash and other considerations.

During the year ended December 31, 2017, the Company issued 11,243,333 shares of its common stock and cancelled 4,960,000 shares issued in the first quarter of 2017 fiscal year as a result of a failure to close an acquisition, resulting in a net issuance of 9,132,884 (including converted 2,849,551 shares) for services and repayment of debt.

The Company believes that the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. The sales of these securities were made without any general solicitation or advertising.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ― Securities Authorized for Issuance Under Equity Compensation Plans.”

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Item 1A. Risk Factors” and other sections in this Annual Report.

Pacific Ventures’ current structure was as a result of a reverse merger with Snöbar Holdings, Inc. (“Snöbar”) through a share exchange (the “Share Exchange”). As the result of the share exchange, Pacific Ventures became the holding company for Snöbar Holdings, Inc. and its affiliates and subsidiaries comprising Snobar Trust ("Trust"), International Production Impex Corporation (“IPIC”), and MAS Global Distributors, Inc. (“MGD”).

Prior to the Share Exchange, Pacific Ventures, which was incorporated under the laws of the State of Delaware on October 3, 1986, operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace. However, in 1997, after selling several of its divisions, the Company’s remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

As the result of the Share Exchange, Pacific Ventures became the holding company for Snöbar Holdings, Inc. and its affiliates and subsidiaries comprising Snobar Trust ("Trust"), International Production Impex Corporation (“IPIC”), and MAS Global Distributors, Inc. (“MGD”).

Since the Share Exchange represented a change in control of the Company and a change in business operations, the business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snobar Trust, IPIC, and MGD.

The following discussion highlights Pacific Ventures’ results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Pacific Ventures’ audited Financial Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Overview 2016 ― During the 2016 fiscal year, the Company confronted significant challenges in the delivery of their products and services, primarily as a consequence of changing merchandising and customer preferences for online purchases. Additionally, the Company’s primary vendors changed policies with respect to minimum orders, delivery times and prepayments. The Company’s management observes that shortfalls in investment and financial funding have not been resourced sufficiently to meet sometimes compressed delivery requirements. Additional funding has also been unavailable to pursue additional geographic markets, both domestic and international.

Overview 2017 ― During 2017, the South Carolina distributor expanded the account base for SnöBar and has many successful placements for the brand. Furthermore, additional funding has also been unavailable to pursue additional geographic markets, both domestic and international. Despite such challenges, during 2017, the Company continued development of the Snobar Product Line with the goal to fulfill the current orders that the brand has in hand from the Company’s distributor in South Carolina as well as from other accounts. In addition, the Company further continued with its strategy of selectively pursue strategic acquisitions in its industry and related industries, culminating in the execution of the Asset Purchase Agreement with San Diego Farmers Outlet, Inc. The Company is currently working on satisfying the closing conditions under the Asset Purchase Agreement, including obtaining the necessary Financing, and hope to close the transaction during the second quarter of 2018. There can be no assurance, however, that the Financing and the asset acquisition will be consummated or as to the date by which the asset acquisition may be consummated, if at all.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Annual Report and in the notes to the Company’s consolidated financial statements included elsewhere herein, we have incurred operating losses, and as at December 31, 2017 and 2016, we have accumulated deficit of $5,970,024 and $5,327,102, respectively. For the year ended December 31, 2017, we have a working capital deficiency of approximately $1.3 million. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2017 and 2016 regarding concerns about our ability to continue as a going concern.

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

Plan of Operations for the Next Twelve Months

Pacific Ventures will need approximately $500,000 to sustain operations for the next 12 months. Our plan is to achieve meaningful sales revenue from the sale of the SnöBar products to meet our operating needs. However, it is very likely that we will not be able to increase our sale revenue sufficiently to meet these needs in time. It is also unlikely that we will be able to satisfy all of our obligations to pay interest and repay principal in the estimated aggregate amount of $570,800 due and payable within the next 12 months under the various forms of our outstanding debt. Although we have been able to extend the maturity dates as well as repayment terms of a substantial amount of such debt, there is no assurance that we will be able to further extend such repayments or maturity dates to avoid a default, as such further extension depends on the consent of the holders of such debt. If we are unable to make such payments and repayments and unable to extend and delay required payments or maturities of such debt, the holders of such debt will have the right to take legal action seeking enforcement of the debt. If any legal action is taken against us, we would face the risk of having to deplete our limited cash resources to defend against such suit or face the entry of a default judgment. In either event, such action would have grave impact on our operations. Our ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Critical Accounting Estimates

We regularly evaluate the accounting estimates that we use to prepare our financial statements. A complete summary of these policies is included in the Notes to our audited financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We believe that of our significant accounting policies, which are described in Note 2 to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition ― We are generating substantially all our revenue from the domestic and international sales of SnöBar ice creams and ice pops of IPIC, which is owned by the Trust. Sales revenues are generally recognized when an agreement exists and price is determinable, the products are shipped to the customers or services are rendered, net of discounts, returns and allowance and collectability is reasonably assured.

Concentrations of Credit Risk ― Cash held in banks: we maintain cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. We have not experienced any losses in such accounts.

Accounts Receivable (AR): AR as at the years-ended December 31, 2017 and 2016, were $6,589 and $983, respectively. For the year ended December 31, 2017, the Company has no significant sales. Historically, customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Results of Operations

Year ended December 31, 2017, as compared to the year ended December 31, 2017

Revenues and Cost of Goods Sold. We generate our revenues from the domestic and international sales of SnöBar ice creams and ice pops of IPIC, which is owned by the Trust. Revenue for the fiscal year ended December 31, 2017 declined to $0 from $2,743 during the comparable period reflecting significant financial constraints caused by changes in vendor requirements, mandatory changes in operations and logistics, and delays associated with completion of online sales platform, for a net decrease of $2,743.

Cost of goods sold is comprised of production costs, shipping and handling and handling costs. For the fiscal year ended December 31, 2017, we had costs of goods sold of $0, as compared to $2,020 in the comparable period ended December 31, 2016. The percentage of COGS against sales was for from 42.4%in to 0% in the fiscal year ended December 31, 2017.

Operating Expenses. Our SG&A expenses consist of sales and marketing, professional services, rents, and general office expenses (including wages for non-officer personnel). During the fiscal year ended December 31, 2017 our SG&A expenses increased to $463,749 from $358,007 in the comparable prior period, an increase of $105,742. These increases were the result of increases in general office expenses of $34,693, professional services increasing $147,302 between the fiscal year periods ended December 31, 2016 and 2017. Depreciation expenses remained the same between fiscal year periods as no depreciable assets were added. Executive salaries decreased from $11,845 during December 31, 2016 to $6,437 during December 31, 2017, the direct consequence of non-accruing deferrals from our owners and senior executives.

Total operating expenses for the fiscal year ended December 31, 2017 were $486,988, representing an increase of $113,430, as compared to $358,007 for the comparable prior period ended December 31, 2016.

Other Non-Operating Income and Expenses. Non-operating expenses for the fiscal year ended December 31, 2017 were $103,071, consisting of $124,963 in interest expense and an extraordinary items of $21,891 compared to a loss of $119,640, consisting of interest expense of $32,063 and an extraordinary item gain of $87,577, respectively, in the comparable prior period ended December 31, 2016.

Net Loss. Net loss for the fiscal year ended December 31, 2017 was $590,059, an increase of $99,316 from $490,743 in the comparable prior period ended December 31, 2016.

Financial Condition, Liquidity and Capital Resources

Fiscal years ended December 31, 2017 and 2016

As of December 31, 2017, we had a working capital deficit of $1,306,103comprised of $69 in cash, $6,589 of accounts receivable, and $1,500 in deposits which were offset by accounts payable of $171,085, $332,503 in accrued expenses, $456,914 in current notes payable, $353,759 in current note payable to a related party. For the fiscal year ended December 31, 2017 we used $512,034 in operating activities. Cash provided in financing activities totaled $486,820, consisting of $465,914 in proceeds from notes payable, $534,196 in the sale of common stock, $747 in proceeds from related party notes payable. In the comparable prior period in 2016, we had a working capital deficit of $532,400 comprised of $23,284 in cash, $983 of accounts receivable, and $1,500 in deposits offset by $177,475 in accounts payable, $213,060 in accrued expenses, $15,042 in deferred revenue, $26,510 in current portion of notes payable, and $26,510 in current portion of notes payable to a related party. We used $559,194 in cash from operating activities, and received $584,268 in financing activities, comprised of $10,000 in proceeds from notes payable, $261,577 proceeds from notes payable related party, common stock sales of $361,976 an prior period adjustment of ($49,285).

At December 31, 2017, we had cash of $69, as compared to $23,284 at December 31, 2016. Our cash is held in bank deposit accounts.

Cash used in operations for the fiscal year ended December 31, 2017 was $512,034, as compared to $559,194 in the comparable prior fiscal year ended December 31, 2016. Cash decreased $25,215 between periods.

We had no cash from investing activities at December 31, 2017 and December 31, 2016.

Cash provided from financing activities at December 31, 2017 was $486,820, as compared to $584,268 at December 31, 2016.

As of December 31, 2017, we had total current liabilities of $1,314,261 and total liabilities were $1,668,082, as compared to $424,577 and $1,635,958, respectively, for December 31, 2016.

We depend upon debt and/or equity financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations.

Capital Resources

Our principal sources of liquidity have been cash generated by issuing new shares in Snöbar Holdings and cash generated from operations. Management estimates that the current funds on hand will be sufficient to continue operations through March 31, 2018.

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

 Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes.  The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, we have identified the critical accounting policies and judgments addressed below.  We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our consolidated financial statements.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC VENTURES GROUP, INC.

December 31, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pacific Ventures Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Ventures Group Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, changes in stockholders' deficit, for each of the three years in the period ended December 31, 2017, and the related notes [and schedules] (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

There are no critical audit matters.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $5,970,024 and a negative cash flow from operations amounting to $590,059 for the year ended December 31, 2017. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Albert Garcia, CPA

DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2016.

Newhall, California

March 29, 2018

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$69	$25,284
Accounts receivable	6,589	983
Inventory, net	-	-
Deposits	1,500	1,500
Total Current Assets	8,158	27,767

Fixed Assets
Fixed assets, net	27,843	31,838
Total Fixed Assets	27,843	31,838

TOTAL ASSETS	$36,001	$59,605

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdraft	$-	$-
Accounts payable	171,085	177,475
Accrued expenses	332,503	231,060
Deferred revenue		15,042
Current portion, notes payable	456,914	1,000
Current portion, notes payable - related party	353,759	-
Current portion, leases payable		-
Total Current Liabilities	1,314,261	424,577

Long-Term Liabilities:
Notes payable	311,821	527,333
Notes payable - related party	42,000	684,048
Total Long-Term Liabilities	353,821	1,211,381

Total Liabilities	$1,668,082	$1,635,958

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,000,000 Series E, issued and outstanding	$1,000	$1,000
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,430,248 and 27,297,364 issued and outstanding, respectively	36,430	27,297
Additional paid in capital	4,300,514	3,722,452
Accumulated deficit	(5,970,024)	(5,327,102)

Total Stockholders' Equity (Deficit)	(1,632,080)	(1,576,353)

Total Liabilities and Stockholders' Equity (Deficit)	$36,001	$59,605

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the Year Ended,
	December 31,
	2017	2016

Sales, net of discounts	$-	$4,763
Cost of Goods Sold	-	(2,020)
Gross Profit	-	2,743

Operating Expenses
Selling, general and administrative	463,749	358,007
Penalty on payroll taxes	12,807	-
Depreciation expense	3,995	3,993
Salaries and wages	6,437	11,845
Operating Expenses/(Loss)	486,988	373,845

Loss from Operations	(486,988)	(371,102)

Other Non-Operating Income and Expenses
Interest expense	(124,963)	(32,063)
Forgiveness of debt	6,849	-
Extraordinary items	15,042	(87,577)

Net Income/(Loss) before income taxes	(590,059)	(490,742)

Provision for income taxes	-	-

Net Income/(Loss)	$(590,059)	$(490,742)

Basic and Diluted Loss per Share - Common Stock	$(0.02)	$(0.02)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Common Stock	36,430,248	27,297,364

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statement of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2017 and 2016

	Class A Common Stock		Series E Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2014	384,031	384	$1,000,000	$1,000	3,155,072	$(4,806,093)	$(1,649,637)
							-
Shares issued for reverse merger	24,974,000	24,974			(24,974)		-
Note conversion	441,000	441			325,648		326,089
							-
Net loss for the year ended December 31, 2015						(64,552)	(64,552)

Balance, December 31, 2015	25,799,031	$25,799	1,000,000	$1,000	$3,455,746	$(4,870,645)	$(1,388,100)

Note conversion	1,498,333	1,498			266,706		268,204
Prior period adjustment						34,286	34,286
Net loss for the year ended December 31, 2016						(490,743)	(490,743)

Balance, December 31, 2016	27,297,364	$27,297	1,000,000	$1,000	$3,722,452	$(5,327,102)	$(1,576,353)

Prior period adjustment						(52,863.00)	(52,863.00)
Note conversion	2,849,551	2,850			334,369		337,219
Shares Issued	11,243,333	11,243			243,693		254,936
Cancelled shares	(4,960,000)	(4,960)					(4,960)
Net loss for the year ended December 31, 2017						(590,059)	(590,059)

Balance, December 31, 2017	36,430,248	$36,430	1,000,000	$1,000	$4,300,514	$(5,970,024)	$(1,632,080)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the Year Ended,
	December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(590,059)	$(490,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	-
Depreciation	3,995	3,993
Changes in operating assets and liabilities	-
Accounts receivable	(5,606)	(983)
Inventory	-	2,020
Deposits	3,000	4,880
Accounts payable	(19,238)	(39,108)
Accrued expenses	95,874	(39,253)
Net Cash Used in Operating Activities	(512,034)	(559,194)

INVESTING ACTIVITIES
Disposal of fixed asset	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	465,914	10,000
Proceeds from notes payable - Related	747	261,577
Repayment of notes payable	(352,333)	-
Repayment of notes payable - Related	(161,705)
Common stock issued for cash	534,196	361,976
Prior period adjustment to retained earnings	-	(49,285)

Net Cash Provided by Financing Activities	486,820	584,268

NET INCREASE (DECREASE) IN CASH	(25,215)	25,074
CASH AT BEGINNING OF PERIOD	25,284	210

CASH AT END OF PERIOD	$69	$25,284

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

SUPPLEMENTAL DISCLOSURS OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$49,167	$80,619
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$2,850	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

1.	NATURE OF OPERATIONS

The Company and Nature of Business

Pacific Ventures Group, Inc. (the “Company,”“we,”“us” or “our”) was incorporated under the laws of the state of Delaware on October 3, 1986, under the name AOA Corporation. On November 12, 1991, the Company changed its name to American Eagle Group, Inc. On October 22, 2012, the Company changed its name to “Pacific Ventures Group, Inc.”.

The current structure of the Company resulted from a share exchange with Snöbar Holdings, Inc. (“Snöbar Holdings”), which was treated as a reverse merger for accounting purposes. On August 14, 2015, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Snöbar Holdings, pursuant to which the Company acquired 100% of the issued and outstanding shares of Snöbar Holdings’ Class A and Class B common stock in exchange for 22,500,000 restricted shares of the Company’s common stock, while simultaneously issuing 2,500,000 restricted shares of the Company’s common stock to certain other persons, including for services provided and to a former officer of the Company (the “Share Exchange”).

As the result of the Share Exchange, Snöbar Holdings became the Company’s wholly owned operating subsidiary and the business of Snöbar Holdings became the Company’s sole business operations and MAS Global Distributors, Inc., a California corporation (“MGD”), became an indirect subsidiary of the Company.

Prior to the Share Exchange, the Company operated as an insurance holding company and through its subsidiaries, which marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace. However, in 1997, after selling several of its divisions, the Company’s remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

Since the Share Exchange represented a change in control of the Company and a change in business operations, the Company’s business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snöbar Trust, International Production Impex Corporation, a California corporation (“IPIC”), and MGD.

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of Snöbar Trust, a California trust (“Trust”), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, the father of Shannon Masjedi, the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, and majority stockholder. The Trust owns 100% of the shares of IPIC, which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names “Snöbar”. As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary. Snöbar Holdings also owns 99.9% of the shares of MGD. MGD is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

The Trust and IPIC are considered variable interest entities (“VIEs”) and Snöbar Holdings is identified as the primary beneficiary of the Trust and IPIC. Under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Snöbar Holdings performs ongoing reassessments of whether it is the primary beneficiary of a VIE. As the assessment of Snöbar Holdings’ management is that Snöbar Holdings has the power to direct the activities of a VIE that most significantly impact the VIE’s activities (it is responsible for establishing and operating IPIC), and the obligation to absorb losses of the VIE that could potentially be significant to the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE’s economic performance, it was therefore concluded by management that Snöbar Holdings is the primary beneficiary of the Trust and IPIC. As such, the Trust and IPIC were consolidated in the financial statements of Snöbar Holdings since the inception of the Trust, in the case of the Trust, and since the inception of Snöbar Holdings, in the case of IPIC.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Snöbar Holdings and its subsidiaries, in which Snöbar Holdings has a controlling voting interest and entities consolidated under the variable interest entities (“VIE”) provisions of ASC 810, “Consolidation” (“ASC 810”). Inter-company balances and transactions have been eliminated upon consolidation.

The Company applies the provisions of ASC 810 which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that is unable to make significant decisions about its activities, (3) has a group of equity owners that does not have the obligation to absorb losses or the right to receive returns generated by its operations or (4) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both and substantially all of the entity’s activities (for example, providing financing or buying assets) either involve or are conducted on behalf of an investor that has disproportionately fewer voting rights.

ASC 810 requires a VIE to be consolidated by the party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) that has both of the following characteristics: a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Principles of Consolidation

The consolidated financial statements include the Company, Snöbar Holdings, MGD, IPIC and the Trust, which was established to hold IPIC, which in turn holds liquor licenses. All inter-company accounts have been eliminated during consolidation. See the discussion in Note 1 above for variable interest entity treatment of the Trust and IPIC.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As at December 31, 2017, the Company has $0 in deferred revenue.  This is comparable to deferred revenue balance of $15,042 as of December 31, 2016, which was as a result of prepayment by two of its customers.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As of December 31, 2017, the Company has $31,858 in disputed liabilities on its balance sheet.

In addition, on January 28, 2016, a labor dispute between IPIC and a former employee was ruled in favor of the former employee by the Labor Commissioner of the State of California.  This finding resulted in compensation expenses of $29,103 and an accrued liability of the same amount on IPIC book for the fiscal year ended December 31, 2017.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of December 31, 2017, the Company had a cash balance of $69 in cash and cash equivalents, compared to $25,284 at December 31, 2016.

Accounts Receivable

Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debts during the years ended December 31, 2017 and 2016, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2017 and 2016, the Company has $0 in inventories.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to the short-term maturity of these instruments.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. The Company has not experienced any losses with regard to its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

Critical Accounting Policies

The Company considers revenue recognition and the valuation of accounts receivable, allowance for doubtful accounts, and inventory and reserves as its significant accounting policies. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted.

In April 2015, FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, which permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted.

In April 2015, FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If such includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, which specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.

In June 2014, FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application is permitted with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). Our company adopted this pronouncement.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

In June 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued ASU 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

All other newly issued accounting pronouncements which are not yet effective have been deemed either immaterial or not applicable.

We reviewed all other recently issued accounting pronouncements and determined these have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $590,059 for the year ended December 31, 2017, and has an accumulated deficit of $5,970,024 as at December 31, 2017.

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

The audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These audited consolidated financial statements do not include any adjustments that might arise from this uncertainty.

4.	INVENTORIES

No inventories were recorded as of December 31, 2017 and 2016.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2017 and December 31, 2016, consisted of:

	December 31, 2017	December 31, 2016
Computers	$15,986	$15,986
Freezers	39,153	39,153
Office Furniture	15,687	15,687
Rugs	6,000	6,000
Software - Accounting	2,901	2,901
Telephone System	5,814	5,814
Video Camera	1,528	1,528

Accumulated Depreciation	(59,225)	(55,231)

Net Book Value	$27,843	$31,838

Depreciation expense for the year ended December 31, 2017 was $3,995 compared to $3,993 for the same period of December 31, 2016.

6.	ACCRUED EXPENSE

As of December 31, 2017, the Company had accrued expenses of $332,503 compared to $231,060 for the year ended December 31, 2016.

7.	INCOME TAX

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

8.    RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of December 31, 2017:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$122,692
A. Masjedi	500,000	6/1/2013	231,067
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2102	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman	16,000	9/9/2014	16,000
Total	$696,000		$395,759

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term of the note. The balance of the note at December 31, 2017 was $122,692.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of December 31, 2017.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of December 31, 2017.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2020 with a lower interest rate of 2%/year.  Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of December 31, 2017.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizolla Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC.  The note matured on June 31, 2017. As of December 31, 2017, the outstanding balance under this note was $231,067, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2020 and the accrual of interest rates and deferral to maturity.  The notes had an aggregate outstanding balance of $16,000 as of December 31, 2017.

As of December 31, 2017, the Company had related party current and long-term notes payable of $353,759 and $42,000, respectively.

9.	NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of December 31, 2017:

	Note Amount	Issuance Date	Unpaid Amount

	$10,000	February 2014	$1,000
	272,500	9/30/2017	207,500
	129,000	7/25/2017	129,000
	75,000	7/12/2017	75,000
	15,000	7/22/2013	15,000
	86,821	3/14/2013	86,821
	10,000	2/21/2014	10,000
	30,000	2/1/2012	25,000
	500,000	5/19/2014	175,000
	44,414	5/1/2017	44,414
Total:	$914,321		$768,735

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February, 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014.  The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension.  The note had an outstanding balance of $25,000 as of December 31, 2017.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note is current and the entire balance is owed and outstanding as of December 31, 2017.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred.  The balance of the note was $15,000 as of December 31, 2017.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

In February 2014, MGD entered into a secured promissory note with a certain unrelated third party for $10,000. The note was secured by interests in tangible and intangible property of MGD.  The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off.  The effective interest rate on the note is 137%.  The outstanding balance of the note is $1,000 as of December 31, 2017.

On May 19, 2014, Snöbar Holdings entered into a secured convertible promissory note with a principal balance of $500,000.  The note was secured by interests in cash, accounts receivable, other receivables, inventory, supplies, other assets of Snöbar Holdings including general intangibles and rights of each liquor license owned by Snöbar Trust.  The note has an interest rate of 10% and an original maturity date of December 31, 2015.  The Company was to make interest only payments beginning July 1, 2014.  The lender determined Snöbar Holdings to be in default and on January 29, 2015, entered into a mutually agreed loan modification.  The agreement increased the principal balance of the note as of December 31, 2014 to $527,333 and all interest due and payable was deemed to have been paid and the conversion rights of the note were removed.  The modification also removed and deleted, in its entirety, all secured interests in cash, accounts receivable, other receivables, inventory, supplies, and other assets of Snöbar Holdings, including intangibles, and rights of each liquor license owned by Snöbar Trust. The maturity date was December 31, 2015 if Snöbar Holdings is not in default, the maturity date of the note should automatically be extended to December 31, 2016 (“First Extended Maturity Date”). Commencing on January 1, 2016, Snöbar Holdings was to make monthly payments of $15,000 until the First Extended Maturity Date.  Assuming Snöbar Holdings was not in default with respect to its obligations as of the First Extended Maturity Date, the note would have automatically been extended to December 31, 2017 (“Second Extended Maturity Date”).  Commencing on January 1, 2017, the monthly payments increased to $25,000 for every month until the Second Extended Maturity Date.  All accrued but unpaid interest, charges and the remaining principal balance of the note was fully due and payable on the Second Extended Maturity Date. In January of 2016 the company decided to enter into renegotiation period for the repayment terms of the modification dated January 29, 2015. As a result of the renegotiation with the note holder

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On February 13, 2017, the Company entered a settlement agreement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 restricted shares of the Company’s common stock and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020.  As of March 10, 2017, the Company issued to the creditor, 400,000 restricted shares of the Company’s common stock, and also paid the $25,000 for the required March 31, 2017 cash payment. The $25,000 payment due in 2018 was paid to JRSR26 on March 1, 2018. The balance of the note as of December 31, 2017 is $175,000.

Effective September 30, 2015, the Company entered into amended promissory notes with a certain unrelated third party in an amount of $272,500, one for $172,500, and two others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017, but have been extended to November 15, 2017 for a fee of $15,000. The notes had a principal outstanding balance of $207,500 as of December 31, 2017.

In September of 2017, the Company entered into a financing arrangement with a lending institution pursuant to which the Company borrowed a principal of $129,000 secured by shares of the Company’s common stock.

On July 12, 2017, the issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. The note is convertible at any time after the issuance date, bears interest at 12% and matures on April 12, 2018.

As of December 31, 2017, the Company had short-term notes payable of $456,914 and long-term notes payable of $311,821.

10.	STOCKHOLDERS’ EQUITY

Share Exchange

On August 14, 2015, Snöbar Holdings entered into the Share Exchange Agreement with the Company and Snöbar Holdings’ shareholders (the “Snöbar Shareholders”) who held of record (i) at least 99% and up to 100% of the total issued and outstanding shares of Class A Common Stock and (ii) 100% of the total issued and outstanding shares of Class B Common Stock, of Snöbar Holding. In accordance with the terms and provisions of the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of Snöbar Holdings’ Class A and Class B Common Stock from Snöbar Shareholders, with Snöbar Holdings becoming a wholly owned subsidiary of the Company, in exchange for the issuance to the Snöbar Shareholders of 22,500,000 shares of restricted common stock of the Company and the issuance of 2,500,000 restricted shares of the Company’s common stock to certain other persons (as set forth below).

The 2,500,000 restricted shares of the Company’s common stock were issued for the following: 600,000 shares were issued for services for a total of $326,900 of non-cash expenses; a former officer of the Company received 1,000,000 shares in exchange for his 1,000,000 shares of the Company’s Series E Preferred Stock; and 900,000 shares were issued to extinguish $21,675 of debt due to a former officer and shareholder of the Company.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2017 and 2016

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. Effective as of October 2016, the Company designated 1,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any class of stock of the Company and has no preferences to dividends or liquidation rights. As of December 31, 2017 and 2016, there were 1,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2017 through December 31, 2017, the Company issued 2,849,551 shares of its common stock to various investors for cash and other considerations.

From January 1, 2017 through December 31, 2017, the Company issued 11,243,333 shares of its common stock and cancelled 4,960,000 shares issued in the first quarter of 2017 fiscal year as a result of a failure to close an acquisition, resulting in a net issuance of 9,132,884 (including converted 2,849,551 shares) for services and repayment of debt.

The Company is authorized to issue up to 100,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of December 31, 2017 and 2016, there were 36,430,248 and 27,297,364 shares of the Company’s common stock issued and outstanding, respectively.

11.	COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under two operating leases for office spaces and associated building expenses. Both leases are on a month-to-month basis at a monthly rate of $450 and $330, respectively.

12.	EQUITY INCENTIVE PLAN

On November 3, 2017, the Company’s Board of Directors approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), which reserves a total of 1,500,000 shares of the Company’s common stock for issuance under the 2017 Plan. Incentive awards authorized under the 2017 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, subject to the approval of the 2017 Plan by the Company’s stockholders. If an incentive award granted under the 2017 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2017 Plan. All of the shares under the 2017 Plan were registered in the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 21, 2017 (the “Form S-8”).

In December 2017, the Company issued 1,240,000 shares of its common stock under the 2017 Plan and pursuant to the Form S-8 to a certain consultant in settlement of amounts owed by the Company for services provided by such consultant. As of December 31, 2017, other than such issuance, no other awards or shares of the Company’s common stock have been issued under the 2017 Plan.

13.	SUBSEQUENT EVENTS

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

On January 31, 2018, the Company entered into an Asset Purchase Agreement (the “APA”) with Royalty Foods, LLC, a Nevada limited liability corporation and wholly owned subsidiary of the Company (“Royalty Foods”), and San Diego Farmers Outlet, Inc., a California corporation (“SDFO"). Pursuant to the APA, at the closing of the transactions contemplated therein (the “Closing”), Royalty Foods agreed to acquire substantially all of the operating assets and assume certain liabilities of SDFO (the “Asset Purchase”). SDFO is a wholesale and retail seller of fresh produce, groceries, meals, food and other food-related goods. SDFO was founded in 2002 and is located in San Diego, California.

The Closing is subject to various closing conditions, including, among others, SDFO’s material performance or compliance with obligations and covenants required by the APA, SDFO’s delivery to the Company and the Company's satisfaction upon review of certain due diligence items, the Company successfully securing financing to complete the Asset Purchase (the “Financing”), and SDFO’s execution of Ancillary Agreements (as defined below). At Closing, upon satisfaction of each of the closing conditions set forth in the Agreement, Royalty Foods agreed to acquire those properties, rights, contracts, claims and assets of SDFO (defined in the Agreement as the “Transferred Assets”), and assume certain liabilities of SDFO (defined in the Agreement as the “Assumed Liabilities”). The total consideration to be paid by the Company to SDFO under the APA is $1,050,000 in cash, subject to inventory, accounts payable, accounts receivable and other true-up adjustments as set forth in the APA.

There can be no assurance that the Financing and the Asset Purchase will be consummated or as to the date by which the Asset Purchase may be consummated, if at all.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective because of the material weaknesses described below.

Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within our Company and our consolidated subsidiaries to disclose material information otherwise required to be set forth in our periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2017. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2017:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;

●	we outsourced the functions of the principal financial officer on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls;

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we do not have an independent audit committee of our board of directors; and

●	there is insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

Pending obtaining sufficient resources to implement these measures, we plan to take a number of actions to correct these material weaknesses, including, but not limited to, establishing an audit committee of our board of directors comprised of three independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. However, we may need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2017. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Annual Report are the Certifications of the Chief Executive Officer and the Interim Chief Financial Officer, respectively. These Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

The following individuals serve as executive officers and directors of Pacific Ventures as of March 28, 2018:

Name	Age	Positions

Shannon Masjedi(1)	44	President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director

Marc Shenkman	55	Chairman of the Board of Directors

(1) In October, 2017, Mrs. Masjedi was appointed as the Company’s Interim Chief Financial Officer.

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

Marc Shenkman. Mr. Shenkman, as Chairman of the Board of Directors of Pacific Ventures, is responsible for, among other things, the general oversight of the affairs of Pacific Ventures, has corporate oversight of all of its business, including implementation of long term plans, and preside when present at all meetings of the stockholders and the Board of Directors. Mr. Shenkman has served as a director of Snöbar Holdings since January 2013. From year 2000 to present, Mr. Shenkman worked as the President of Priority Financial Network. Priority Financial Network is a mortgage brokerage company that closed over$2 billion in FHA,and“A”through“D”residential and commercial loans over the past several years. While working at Priority Financial Network, Mr. Shenkman has been producing personal loans in the range of$60 million to $100 million per year and managing over 89 employees and loan officers. Mr. Shenkman graduated from the University of Vermont with a Bachelor of Arts in Economics and a Bachelor of Arts in Political Science. Mr. Shenkman brings knowledge and experience in the banking and financial industries. His experience in the financial markets will help Pacific Ventures Group navigate in the public marketplace. Mr. Shenkman does not hold, and has not previously held, any directorships in any other reporting companies. Mr. Shenkman was a member of Raynol LLC which filed for Chapter 11 bankruptcy in May 2010, which bankruptcy was dismissed (not discharged) in May 2012.

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

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

●	understands generally U.S. GAAP and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

Indemnification of Directors and Officers

Section 145 of the Delaware Corporation Law provides in relevant parts as follows:

(1) A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys’ fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or on a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

(2) A corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine on application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

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

The Company’s Certificate of Incorporation and Bylaws provide that the Company “may indemnify” to the full extent of its power to do so, all directors, officers, employees, and/or agents. It is anticipated that the Company will indemnify its officer and director to the full extent permitted by the above-quoted statute.

Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to officers and directors of the Company pursuant to the foregoing provisions or otherwise, the Company is aware that in the opinion of the U.S. Securities and Exchange Commission (the “SEC”), such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Family Relationships

There are no family relationships between or among any of our directors or executive officers or persons nominated or chosen by us to become directors or executive officers.

Where You Can Find More Information

We file with the SEC, located on 100 F Street NE, Washington, D.C. 20549, Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, and other reports, statements and information as required under the Exchange Act. The reports, statements and other information that we have filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Pacific Ventures Compensation

The following table sets forth certain compensation information for: (i) Pacific Ventures’ principal executive officer serving in such capacity during fiscal years ended December 31, 2017 and 2016; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2017 and 2016; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017 and 2016. Compensation information is shown for the fiscal years ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Bob Smith, CEO(1)	2017	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-
Shannon Masjedi, CEO	2017	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Smith was terminated as CEO in March 2017.

Snöbar Holdings Compensation

The following table sets forth certain compensation information for: (i) Snöbar Holdings’ principal executive officer serving in such capacity during the fiscal years ended December 31, 2017and 2016; (ii) Snöbar Holdings’ two most highly compensated executive officers other than its principal executive officer who were serving as executive officers at December 31, 2017and 2016; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017 and 2016. Compensation information is shown for the fiscal years ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Shannon Masjedi, CEO/President	2017	$-0-		-0-	-0-	-0-	-0-	$-0-
	2016	$160,000	(1)	-0-	-0-	-0-	-0-	$160,000

(1) Such compensation was payable to Mrs. Masjedi pursuant to an employment agreement with IPIC. However, due to the financial position of the Company, IPIC was unable to make such payments which accrued. For the 2016 fiscal year, the total accrual of Mrs. Masjedi’s salary was reduced by $600,000 and approved by the Company’s Board of Directors.

Employment Agreements

We have no written employment agreements or other formal compensation agreements with our officers or directors.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  During the 2017 fiscal year, none of our directors received any compensation specifically for their services as a director.

Compensation Committee Interlocks and Insider Participation

We have no compensation committee of our board of directors, and during the year ended December 31, 2017, our directors and officers participated in deliberations of our board of directors regarding officer compensation. During the year ended December 31, 2017, no executive officer of our Company (i) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors, (ii) served as a director of another entity, one of whose executive officers served on our board of directors, or (iii) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

Narrative Disclosure of Compensation Policies and Practices as They Relate to the Company’s Risk Management

We believe that our compensation policies and practices for all employees and other individual service providers, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our capital stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock;
●	each director;
●	each named executive officer; and
●	all of our current executive officers and directors as a group.

The following table is based upon information supplied by to us by our officers, directors and certain principal stockholders. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock that the person has the right to acquire beneficial ownership within 60 days, including common stock issuable pursuant to the exercise or conversion of warrants or other convertible instruments that are either immediately exercisable/convertible or exercisable/convertible on or before May 24, 2018, which is 60 days after March 25, 2018. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise indicated, the business address of each person listed is in care of Pacific Ventures Group, Inc., 117 West 9th Street, Suite 316, Los Angeles, California 90015.

COMMON STOCK

	Amount and Nature of Beneficial Ownership(1)	Percentage of Class Common(2)
Executive Officers and Directors

Shannon Masjedi (2)	13,864,639	24.51%
Marc Shenkman (3)	650,000	1.15%
All officers and directors a group (2 persons)	14,614,639	25.83%

5% Shareholders
ACD Trust(2)	13,864,639	24.51%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. Applicable percentage ownership is based on 56,569,655 shares of our common stock outstanding as of March 25, 2018.

(2)	Represents of 13,864,639 shares of our common stock owned by ACD Trust (“Trust”). The trustee of the Trust is Shannon Masjedi who holds voting and investment power over the shares of our common stock owned by the Trust. In addition, Mrs. Masjedi owns 1,000,000 shares of Series E Preferred Stock with such shares having a 10-to-1 voting preference where every one share of Series E Preferred Stock is equivalent in votes to ten shares of common stock. As such, Mrs. Masjedi would have 35.85% of the voting control of the issued and outstanding stock when the 10,000,000 shares of voting are added to the existing 56,569,655 shares of issued and outstanding common stock, for an aggregate total of 66,569,655 shares of issued and outstanding common stock.

(3)	Represents 650,000 shares of our common stock owned directly by Mr. Shenkman.

PREFERRED STOCK

	Amount and Nature of Beneficial Ownership(1)		Percentage of Class Preferred
Executive Officers and Directors

Shannon Masjedi (2)	1,000,000		100.0%
Marc Shenkman	0		0.0%
All officers and directors a group (2 persons)	1,000,000	(2)	100.0%

5% Shareholders
None	0		0%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our preferred stock held by them. Applicable percentage ownership is based on 1,000,000 shares of our Preferred Stock (designated as Series E Preferred Stock) issued and outstanding as of March 25, 2018.

(2)	Represents 1,000,000 shares of our Series E Preferred Stock owned directly by Mrs. Masjedi. Each share of Series E Preferred Stock has a 10-to-1 voting preference where every one share of Series E Preferred Stock is equivalent in votes to ten shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 3, 2017, Pacific Ventures’ board of directors (the "Board of Directors") adopted, by written consent, in accordance with the General Corporation Law of the State of Delaware, the Company's 2017 Equity Incentive Plan (the "2017 Plan"), which reserves a total of 1,500,000 shares of the Company's common stock, $0.001 par value per share (the "Common Stock") for issuance under the 2017 Plan. As described below, incentive awards authorized under the 2017 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). If an incentive award granted under the 2017 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2017 Plan.

Administration ― The Compensation Committee of the Board of Directors, or the Board of Directors in the absence of such a committee, will administer the 2017 Plan. Subject to the terms of the 2017 Plan, the Compensation Committee or the Board of Directors has complete authority and discretion to determine the terms upon which awards may be granted under the 2017 Plan.

Grants ― The 2017 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

●	Options granted under the 2017 Plan entitle the grantee, upon exercise, to purchase up to a specified number of shares from us at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option generally cannot be less than the fair market value of Common Stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of Common Stock on the date of grant.

●	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

●	The Compensation Committee or the Board of Directors may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

●	The 2017 Plan authorizes the granting of stock awards. The Compensation Committee or the Board of Directors will establish the number of shares of our common stock to be awarded (subject to the aggregate limit established under the 2017 Plan upon the number of shares of our common stock that may be awarded or sold under the 2017 Plan) and the terms applicable to each award, including performance restrictions.

●	Stock appreciation rights ("SARs") entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination ― The Board of Directors has the power to amend, suspend or terminate the 2017 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the 2017 Plan would terminate ten years after it is adopted.

In December 2017, the Company issued 1,240,000 shares of its common stock under the 2017 Plan to a certain consultant in settlement of amounts owed by the Company for services provided by such consultant. As of December 31, 2017, other than such issuance, no other awards or shares of the Company’s common stock have been issued under the 2017 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation arrangement, which are described above under “Executive Compensation.”

We believe that all purchases from or transactions with affiliated parties were on terms and at prices substantially similar to those available from unaffiliated third parties.

Promissory Notes with Related Parties

In January 2011, MAS Global Distributors, Inc. (“MGD”), which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with a person, who is now an officer and shareholder of Pacific Ventures. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020. Interest against the note was subsequently extinguished. The balance of the note at December 31, 2017 was $122,692.

In February of 2012, MGD entered into an unsecured promissory note with a person, who is now a shareholder of the Company. The note had a principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014. The note’s maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note’s balance is $25,000 as of December 31, 2017 and 2016, respectively.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Marc Shenkman, who is Chairman of our Board of Directors and a shareholder in the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note has a principal balance of $10,000 as of December 31, 2017.

On February 23, 2012 Snobar Holdings entered into a promissory note with a related party, now a shareholder of the Company, for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. As of December 31, 2017 there is a $10,000 balance.

Snöbar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000. The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2017, subsequently extended to December 31, 2020. The entire purchase price of $500,000 was expensed in 2013 and the balance on the note was $231,067 and $299,522 as of December 31, 2017 and 2016 respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with Marc Shenkman, who is Chairman of our Board of Directors and a shareholder in the Company. The note had a principal balance of $10,000 with an interest rate of 5% and had a maturity date of March 14, 2014 and was subsequently extended to December 14, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note is current and has an outstanding balance of $6,000 and $6,000 as of December 31, 2017 and 2016 respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a person, who is now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note is current and the entire balance is still owed and outstanding.

In 2014, Snöbar Holdings entered into unsecured promissory notes with Marc Shenkman, who is Chairman of our Board of Directors and a shareholder in the Company The notes had a total principal balance of $16,000 with an interest rate of 2% and are due on Dec 31 2018 subsequently extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. As of December 31, 2017 the balance was $16,000.

From 2012 through December 31, 2017, Shannon Masjedi, our CEO, President, Treasurer and Interim CFO, has provided an unsecured credit line to the Company, payable on demand without interest. As of December 31, 2017 the current balance is $25,693.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

The Snöbar Trust

The Snobar Trust (the “Trust”) a California Trust formed on June 1, 2013. Snöbar Holdings is the trustor and sole beneficiary of Trust. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who is the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and majority stockholder. So long as the trustor is in existence, on demand of the trustor or the beneficiary, the trustee shall distribute to the trustor any or all of the property contained in the beneficiary. Subject to the terms of the Trust, the trustor may remove any acting trustee, or designate one or more successor trustees. Any trustee may resign at any time. The Trust shall terminate upon the earlier of (i) withdrawal or distribution of all assets from the Trust or the date upon which the trustor ceases to be in existence. As of the date of this annual report, the Trust owns 100% of the shares of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust. Snöbar Holdings also owns 99.9% of the shares of MGD, which is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD. The Trust and IPIC are considered variable interest entities.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

●	disclose such transactions in prospectuses where required;
●	disclose in any and all filings with the Securities and Exchange Commission, where required;
●	obtain disinterested directors’ consent; and
●	obtain shareholder consent where required.

Indemnification Agreements

Our Bylaws provide that none of our officers or directors shall be personally liable for any obligations of our Company or for any duties or obligations arising out of any acts or conduct of said officer or director performed for or on behalf of our Company, including without limitation, acts of negligence or contributory negligence. In addition, our Bylaws provide that we shall indemnify and hold harmless each person and their heirs and administrators who shall serve at any time hereafter as a director or officer of our Company from and against any and all claims, judgments and liabilities to which such persons shall become subject by reason of their having heretofore or hereafter been a director or officer of our Company, or by reason of any action alleged to have heretofore or hereafter taken or omitted to have been taken by him or her as such director or officer, and that we shall reimburse each such person for all legal and other expenses reasonably incurred by him or her in connection with any such claim, judgment or liability, including our power to defend such persons from all suits or claims as provided for under the provisions of the Delaware General Corporation Law; provided, however, that no such persons shall be indemnified against, or be reimbursed for, any expense incurred in connection with any claim or liability arising out of his (or her) own willful misconduct. In addition, in the future, we may enter into indemnification agreements with our directors and officers and some of our executives may have certain indemnification rights arising under their employment agreements with us. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our Bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Policies and Procedures for Transactions with Related Persons

We have not yet adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.”

Director Independence

We are not subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our board of directors comprised of a majority of “independent directors.” Our board of directors has determined that neither of the members of our board of directors qualifies as an “independent” director under Nasdaq’s definition of independence.

Our board of directors acts as the audit committee and we currently have no separate committees. Due to the small size of our board of directors, we believe that currently it is appropriate and most efficient for our entire board of directors to execute the functions that a separate audit committee, compensation committee and nominating committee would typically perform.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2017:	$10,500

For fiscal year end December 31, 2017:	$10,500

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

Pre-Approval Policies and Procedures

We do not currently have a separate audit committee. Our board of directors is responsible for the pre-approval of all audits and permitted non-audit services to be performed for our Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2017 and 2016 were approved by our board of directors in accordance with the procedures described below.

Our board of directors reviews and approves all audit and non-audit services proposed to be provided, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to us for the years ended December 31, 2017 and 2016 that were not approved by our board of directors. Our board of directors determined that the services rendered by Dylan Floyd Accounting & Consulting are compatible with maintaining their independence as our independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Consolidated Financial Statements of Pacific Ventures Group, Inc.:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2017 and 2016

●	Consolidated Statements of Operations for the years ended December 31, 2017and 2016

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2017 and 2016

●	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

(b)	Exhibits.

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit
Number	Description
2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015).
2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).
2.3††	Asset Purchase Agreement, dated as of January 31, 2018, by and among the Company, Royalty Foods, LLC and San Diego Farmers Outlet, Inc. (Incorporated by reference to Exhibit 2.1to the Company's Current Report on Form 8-K, as filed with the SEC on February 5, 2018).
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the SEC on November 16, 2017).
3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).
3.3	Amendment No. 1 to the Bylaws effective August 14, 2015.
10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.2	Distribution Agreement, dated March 16, 2015, by and between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.3	Distribution Agreement, dated June 5, 2015, by and between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3tothe Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).

Exhibit
Number	Description
10.4	Exclusive Distribution Agreement, dated February 3, 2015, by and between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.5	Distribution Agreement, dated May 1, 2015, by and between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.7	Anti-Dilution Agreement, dated September 25, 2015, by and among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8to the Company's Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.11	Trust Agreement, dated June 1, 2013, by and between Snobar Holding, Inc. and Azizollah Masjedi (Incorporated by reference to Exhibit 10.9to the Company's Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.12	Form of Promissory Note by and between the Company and certain related parties (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.13†	Pacific Ventures Group, Inc. 2017 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.14†	Form of Pacific Ventures Group, Inc. Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.15†	Form of Pacific Ventures Group, Inc. Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
16.1	Letter from Anderson Bradshaw PLLC, dated April 20, 2016, addressed to the Securities and Exchange Commission (incorporated by reference from the Company’s Current Report on Form 8-K, as filed on April 20, 2016, Exhibit 16).
21.1*	List of subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
††	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: March 30, 2018	By:	/s/ Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shannon Masjedi	Director	March 30, 2018
Shannon Masjedi

/s/ Marc Shenkman	Chairman of the Board of Directors	March 30, 2018
Marc Shenkman

