Form 10-Q
period 2018-03-31
Pacific Ventures Group, Inc.
filed 2018-05-21
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 31, 2018, there were 60,749,882 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017 (audited)	2

Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three ended March 31, 2018 and 2017 (unaudited)	4

Notes to the condensed consolidated financial statements (unaudited)	5

PACIFIC VENTURES GROUP, INC.

Condensed Consolidated Balance Sheets

	For the three months
	ended March 30, 2018	December 31, 2017
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,011	$69
Accounts receivable	-	6,589
Inventory, net	-	-
Deposits	1,500	1,500
Total Current Assets	2,511	8,158
Fixed Assets
Fixed assets, net	1,354	27,843
Total Fixed Assets	1,354	27,843
TOTAL ASSETS	$3,865	$36,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	226,410	171,085
Accrued expenses	371,673	332,503
Deferred revenue
Current portion, notes payable	552,795	456,914
Current portion, notes payable - related party	283,343	353,759
Current portion, leases payable
Total Current Liabilities	1,434,221	1,314,261

Long-Term Liabilities:
Notes payable	286,821	311,821
Notes payable - related party	42,000	42,000
Total Long-Term Liabilities	328,821	353,821

Total Liabilities	$1,763,042	$1,668,082

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 Series E, issued and outstanding	$1,000	$1,000
Common stock, $.001 par value, 100,000,000 shares authorized, 60,749,882 and 36,430,248 issued and outstanding, respectively	60,750	36,430
Additional paid in capital	4,464,728	4,300,514
Accumulated deficit	(6,285,653)	(5,970,024)

Total Stockholders’ Equity (Deficit)	(1,759,175)	(1,632,080)

Total Liabilities and Stockholders’ Equity (Deficit)	$3,865	$36,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2018	2017

Sales, net of discounts	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-

Operating Expenses
Selling, general and administrative	237,526	81,608
Depreciation expense	226	998
Salaries and wages		5,500
Operating Expenses/(Loss)	237,752	88,106

Loss from Operations	(237,752)	(88,106)

Other Non-Operating Income and Expenses
Interest expense	(65,965)	(3,000)
Extraordinary Items		15,042
Net Income/(Loss) before Income Taxes	(303,716)	(76,065)
Provision for income taxes	-	-
Net Income/(Loss)	$(303,716)	$(76,065)
Basic and Diluted Loss per Share - Common Stock	$(0.00500)	$(0.00279)
Weighted Average Number of Shares Outstanding: Basic and Diluted Class A Common Stock	60,749,882	27,297,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months ended March 31,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(303,716)	$(76,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	86,750
Depreciation	(59,000)	998
Changes in operating assets and liabilities
Accounts receivable	189	794
Inventory
Deposits
Accounts payable	55,325	(2,500)
Accrued expenses	39,170	(15,042)
Retirement of fixed assets	85,488
Net Cash Used in Operating Activities	(95,794)	(91,814)

FINANCING ACTIVITIES
Proceeds from notes payable	95,881	126,300
Proceeds from notes payable - Related
Repayment of notes payable		(352,333)
Repayment of notes payable - Related	(95,416)
Shares issued for debt conversion	108,183
Common stock issued for cash		342,796
Prior period adjustment to retained earnings	(11,913)
Net Cash Provided by Financing Activities	96,735	116,763

NET INCREASE (DECREASE) IN CASH	942	24,949
CASH AT BEGINNING OF PERIOD	69	25,284

CASH AT END OF PERIOD	$1,011	$50,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$3,000	$3,000
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$108,183	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS

The Company and Nature of Business

Pacific Ventures Group, Inc. (the “Company,” “we,” “us” or “our”) was incorporated under the laws of the state of Delaware on October 3, 1986, under the name AOA Corporation. On November 12, 1991, the Company changed its name to American Eagle Group, Inc. On October22, 2012, the Company changed its name to “Pacific Ventures Group, Inc.”.

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

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As of March 31, 2018, the Company has $ 0 in deferred.  As of December 31, 2017, the Company also had $0 deferred revenue.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As of March 31, 2018, the Company has $31,858 in disputed liabilities on its balance sheet.

In addition, on January 28, 2016, a labor dispute between IPIC and a former employee was ruled in favor of the former employee by the Labor Commissioner of the State of California.  This finding resulted in compensation expenses of $29,103 and an accrued liability of the same amount on IPIC book for the three months ended March 31, 2018.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of March 31, 2018, the Company has a cash balance of $1,011 in cash and cash equivalents, compared to $69 at December 31, 2017.

Accounts Receivable

Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debts during the three months ended March 31, 2018 and 2017, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2017 and March 31, 2018, the Company has $0 in inventories.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $303,716 for the three months ended March 31, 2018, and has an accumulated deficit of $6,285,653 as of March 31, 2018.

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

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

4. INVENTORIES

No inventories were recorded as March 31, 2018 and 2017.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2018 and December 31, 2017, consisted of:

	March 31, 2018	December 31, 2017
Computers	$1,362	$15,986
Freezers	0	39,153
Office Furniture	0	15,687
Rugs	0	6,000
Software - Accounting	0	2,901
Telephone System	0	5,814
Video Camera	218	1,528

Accumulated Depreciation	(226)	(59,225)

Net Book Value	$1,354	$27,843

Depreciation expense for the three months ended March 31, 2018 was $226 compared to $998 for the same period of March 31, 2017.

6. ACCRUED EXPENSE

As of March 31, 2018, the Company had accrued expenses of $371,673 compared to $332,503, for the year-end December 31, 2017.

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

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of March 31, 2018:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$122,692
A. Masjedi	500,000	6/1/2013	160,651
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$696,000		$325,343

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

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizolla Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of December 31, 2017, the outstanding balance under this note was $231,067, which includes interest and penalty charges. The current balance is $160,651.

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

As of March 31, 2018, the Company had related party current and long-term notes payable of $283,343 and $42,000, respectively.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the Company’s promissory notes issued to unrelated

	Note Amount	Issuance Date	Balance
	$86,821	3/14/13	$86,821
	15,000	7/22/13	15,000
	10,000	2/21/14	10,000
	10,000	2/1/14	1,000
	15,000	8/21/17	15,000
	272,500	2/13/17	207,500
	30,000	1/13/18	30,000
	30,000	2/1/12	25,000
	73,473	5/1/17	73,473
	33,000	2/22/18	33,000
	500,000	5/19/14	150,000
	75,000	7/12/17	55,000
	18,822	3/14/18	18,822
	119,000	7/25/17	119,000
Total	$1,288,616		$839,616

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February, 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of March 31, 2018.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note is current and the entire balance is owed and outstanding as of March 31, 2018.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. On February 22, 2014 Snobar Holdings also entered into another note with the same party for $10,000. Maturity dates have been extended to December 31, 2018, and interest rates has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 and $10,000 as of March 31, 2018.

In February 2014, MGD entered into a secured promissory note with a certain unrelated third party for $10,000. The note was secured by interests in tangible and intangible property of MGD. The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off. The effective interest rate on the note is 137%. The outstanding balance of the note is $1,000 as of March 31, 2018.

On May 19, 2014, Snöbar Holdings entered into a secured convertible promissory note with a principal balance of $500,000. The note was secured by interests in cash, accounts receivable, other receivables, inventory, supplies, other assets of Snöbar Holdings including general intangibles and rights of each liquor license owned by Snöbar Trust. The note has an interest rate of 10% and an original maturity date of December 31, 2015. The Company was to make interest only payments beginning July 1, 2014. The lender determined Snöbar Holdings to be in default and on January 29, 2015, entered into a mutually agreed loan modification. The agreement increased the principal balance of the note as of December 31, 2014 to $527,333 and all interest due and payable was deemed to have been paid and the conversion rights of the note were removed. The modification also removed and deleted, in its entirety, all secured interests in cash, accounts receivable, other receivables, inventory, supplies, and other assets of Snöbar Holdings, including intangibles, and rights of each liquor license owned by Snöbar Trust. The maturity date was December 31, 2015 if Snöbar Holdings is not in default, the maturity date of the note should automatically be extended to December 31, 2016 (“First Extended Maturity Date”). Commencing on January 1, 2016, Snöbar Holdings was to make monthly payments of $15,000 until the First Extended Maturity Date. Assuming Snöbar Holdings was not in default with respect to its obligations as of the First Extended Maturity Date, the note would have automatically been extended to December 31, 2017 (“Second Extended Maturity Date”). Commencing on January 1, 2017, the monthly payments increased to $25,000 for every month until the Second Extended Maturity Date. All accrued but unpaid interest, charges and the remaining principal balance of the note was fully due and payable on the Second Extended Maturity Date. In January of 2016 the company decided to enter into renegotiation period for the repayment terms of the modification dated January 29, 2015. As a result of the renegotiation with the note holder.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On February 13, 2017, the Company entered a settlement agreement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 restricted shares of the Company’s common stock and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020. As of March 10, 2017, the Company issued to the creditor, 400,000 restricted shares of the Company’s common stock, and also paid the $25,000 for the required March 31, 2017 cash payment. The $25,000 payment due in 2018 was paid to JRSR26 on March 1, 2018. The balance of the note as of December 31, 2017 is $175,000. The current balance as of March 31, 2018 is $150,000.

Effective September 30, 2015, the Company entered into amended promissory notes with a certain unrelated third party in an amount of $272,500, one for $172,500, and two others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017, but have been extended to November 15, 2017 for a fee of $15,000. The notes had a principal outstanding balance of $222,500 as of March 31, 2018, including the $15,000 penalty fee.

In late July, August, and September of 2017, the Company entered into a financing arrangements with Power Up Lending pursuant to which the Company borrowed a total principal of $129,000 secured by shares of the Company’s common stock. The notes were subect to a 6 month hold before any stock was issued. The current balance is $119,000.

On July 12, 2017, the issued a Convertible Promissory Note with a certain unrelated party JSJ for total gross proceeds of $75,000. The note was subject to a 6 month hold before any stock is converted. The note is convertible at any time after the issuance date, bears interest at 12% and matures on April 12, 2018. The current principal amount is $55,000. The company entered into an agreement to pay a principal amount of $40,000 plus a fee of $20,000 and issue one and only one common stock certificate of 631,000 shares. Subsequently JSJ voided the agreement and has filed a complaint.

On January 11, 2018, the Company issued a Convertible Redeemable Note with a certain unrelated party. for total gross proceeds of $30,000. The note bears an interest of 10% and matures on January 3, 2019. The current principal balance is $30,000.

On February 7, 2018, the Company issued a Convertible Promissory Note with a certain unrelated party. for total gross proceeds of $105,000. The note bears an interest of 2%. The Company received the first tranche of the note and has a current principal balance of $33,000 as of March 31, 2018.

Over the past year a company has periodically loaned the PACV money. The company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $73,473.

On 2018, the company entered into a promissory note to pay off aged debt on the books of PACV. The amount was $56,066 and the total amount that has converted into stock during the first quarter is $37,184. The current principal balance as of March 31, 2018 is $18,882. That remaining balance converted into common stock in April of 2018.

As of March 31, 2018, the Company had total short-term notes payable of $836,138 and long-term notes payable of $328,821.

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

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. Effective as of October 2016, the Company designated 1,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any class of stock of the Company and has no preferences to dividends or liquidation rights. As of March 31, 2018 and December 31, 2017, there were 1,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2018 through March 31, 2018, the Company issued 24,319,634 shares of its common stock to various investors for services or debt conversion.

From January 1, 2018 through March 31, 2018, the Company issued 6,969,634 shares of its common stock in the first quarter of 2018 for the conversion of certain debts. During the first quarter of 2018, the Company issued 17,350,000 shares of its common stock for consulting services.

The Company is authorized to issue up to 100,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock hold one vote per share. As of March 31, 2018 and December 31, 2017, there were 60,749,882 and 36,430,248 shares of common stock issued and outstanding, respectively.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

10. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under two operating leases for office spaces and associated building expenses.  Both leases are on a month-to-month basis.

11. SUBSEQUENT EVENTS

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

On November 3, 2017, the Company’s Board of Directors approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), which reserves a total of 1,500,000 shares of the Company’s common stock for issuance under the 2017 Plan. Incentive awards authorized under the 2017 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, subject to the approval of the 2017 Plan by the Company’s stockholders. If an incentive award granted under the 2017 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2017 Plan. As of the date of this Quarterly Report, no awards or any shares of the Company’s common stock have been issued under the 2017 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,”“estimate,”“expect,”“project,”“intend,”“plan,”“believe,”“will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.

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

General

The Company was incorporated under the laws of the State of Delaware on October 3, 1986, under the name “AOA Corporation”. On October 22, 2012, the Company changed its name to “Pacific Ventures Group, Inc.”. Prior to the Share Exchange described below, the Company operated as an insurance holding company and through its subsidiaries, marketed and underwrote specialized property and casualty coverage in the general aviation insurance marketplace. However, in 1997, after selling several of its divisions, the Company’s remaining insurance operations were placed into receivership and the Company ceased operating its insurance business.

The current structure of the Company resulted from a share exchange with Snöbar Holdings, Inc. (“Snöbar”), which was treated as a reverse merger for accounting purposes. On August 14, 2015, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Snöbar Holdings, Inc. (“Snöbar Holdings”), pursuant to which the Company acquired 100% of the issued and outstanding shares of Snöbar Holdings’ Class A and Class B common stock in exchange for 22,500,000 restricted shares of the Company’s common stock, as well as issuing 2,500,000 restricted shares of the Company’s common stock to certain other persons (the “Share Exchange”). As the result of the Share Exchange, Snöbar Holdings. became the Company’s wholly owned operating subsidiary and the business of Snöbar Holdings became the Company’s sole business operations. In addition, Snöbar Holdings’ majority owned subsidiary, MAS Global Distributors, Inc., a California corporation (“MGD”), became an indirect subsidiary of the Company.

Since the Share Exchange represented a change in control of the Company and a change in its business operations, the Company’s business operations changed to that of Snöbar Holdings and the discussions of the Company’s business operations contained in this Quarterly Report are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of the Snöbar Trust, IPIC and MGD.

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of Snöbar Trust, a California trust (the “Trust”), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Azita Davidiyan. The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation (“IPIC”), which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names “SnöBar”. Accordingly, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary. Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation (“MGD”). MGD is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing structure, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

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

Description of the Business Operations of Snöbar Holdings

Snöbar Holdings is the trustor and sole beneficiary of the Trust. The Trust owns 100% of the shares of IPIC. IPIC is the owner of liquor licenses and the trade name “SnöBar” and is in the business of selling and distributing alcohol-infused ice creams and ice-pops through its distributors. Snöbar Holdings also owns 99.9% of the shares of MGD. MGD is in the business of selling and leasing freezers and providing marketing services. As a matter of law, IPIC may not be engaged in any business similar to MGD.As a result of the foregoing, Snöbar Holdings is the beneficiary of all assets, liabilities and any income received from the business of IPIC through the Trust and is the parent company of MGD.

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

What makes the SnöBar products unique in the Company’s view is the proprietary formulation and method of manufacturing. SnöBar ice pops and SnöBar ice cream use a system to stabilize the alcohol molecule, whereby the alcohol content, quality and flavor is not degraded during the production process. The technology is also applicable to other food and beverage products such as yogurt, water ice creations and alcohol based goods. IPIC has begun the process of obtaining trade secret and other intellectual property protections as to these unique technologies. The SnöBar brand is fully trademarked within the USA and is currently seeking worldwide trademark rights.

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

As of March 31, 2018, Snöbar products are currently being sold in the east coast by our distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see “Plan of Operations” below for further detail.

Plan of Operations

As of the date of this Quarterly Report, Snöbar products are currently being sold in the east coast of United States by the Company’s distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. The Company’s platform is complete and ready to “go live” and, with the aim of purchasing inventory as well as increasing sales and marketing efforts, the Company seeks to raise additional capital to execute on its business plan.

The Company will need approximately $500,000 to sustain its operations for the next 12 months. The Company’s plan of action in the next 12 months is to continue development of the Snöbar Product Line and fulfill the current orders that the brand has in hand from the Company’s distributor in South Carolina as well as from other accounts. The Snöbar Product Line will have two fulfillment centers to ship the online orders, one in California to service west of the Mississippi and another fulfillment center in South Carolina to service east of the Mississippi. These fulfillment centers are established and ready to proceed as soon as inventory is purchased.

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

The Company’s plan is to increase sales revenue from the sale of the SnöBar products to meet its operating needs. However, it is very likely that the Company will not be able to increase its sales revenue sufficiently to meet these needs in time. It is also unlikely that the Company will be able to satisfy all of its obligations to pay interest and repay principal in the estimated aggregate amount of $570,800 due and payable within the next 12 months under the various forms of our outstanding debt. Although the Company has been able to extend the maturity dates as well as repayment terms of a substantial amount of such debt, there is no assurance that the Company will be able to further extend such repayments or maturity dates to avoid a default, as such further extension depends on the consent of the holders of such debt. If the Company is unable to make such payments and repayments and unable to extend and delay required payments or maturities of such debt, the holders of such debt will have the right to take legal action seeking enforcement of the debt. If any legal action is taken against it, the Company would face the risk of having to deplete our limited cash resources to defend against such suit or face the entry of a default judgment. In either event, such action would have grave impact on the Company’s operations. The Company’s ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful, which would in turn significantly affect our ability to be successful in its new business plan. If not, the Company will likely be required to reduce operations or liquidate assets. The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company’s working capital and other cash requirements.

Results of Operations

Three Months ended March 31, 2018, as Compared to Three Months Ended March 31, 2017

Revenues ― The Company recorded no revenue for the three months ended March 31, 2018 as compared to $0 for the same period of March 31, 2017.  The Company had no inventory of saleable merchandise because a sub-contractor to the Company changed terms and conditions of sale that required substantial minimum order quantities and up-front cash payments which resources were unavailable to the Company at that time or during any subsequent periods up until the date of this filing.

Operating Expenses ― Total operating expenses for the three months ended March 31, 2018 were $237,752 as compared to $88,106 in the same period in, 2017 , due to increased operating activities during the period ended March 31, 2018, and an increase in general and administrative expenses, marketing and advertising and professional fees.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses for the three months ended March 31, 2018 increased by $149,646 to $237,752 from $87,106 in the same period in 2017, which was due to an increase in marketing and business development expenses and professional fees.

Marketing and Advertising Expenses – Marketing and advertising expenses for the three months ended March 31, 2018 was $39,537 which includes marketing and business development expenses.

Professional fees – Professional fees expenses for the three months ended March 31, 2018 was $176,280, which includes accounting, legal fees and consulting services.

Depreciation Expense ― Depreciation expense for the three months ended March 31, 2018 and 2017 was $226 and $998, respectively. During the period ended March 31, 2018, the Company retired $85,488 of fixed assets.

Salaries and Wages ― Salaries and wages expense for the three months ended March 31, 2018 was $0, as compared to $5,500 for the prior same period.  The decrease was due to cost cutting measures implemented previously that froze compensation accrual for senior management. This action was primarily responsible for the reduction compensation of staff during the period under review.

The Company did not record any expenses for salaries and wages for the three-month period ended March 31, 2018, representative of the cost cutting measures described above.

Other Non-Operating Income and Expenses ― For the three months period ended March 31, 2018, the Company recorded interest and penalty expenses of $65,965, resulting to a non-operating loss of $303,716.  In the three months ended March 31, 2017, the Company recorded other non-operating expenses of $3,000 in interest expense and $15,042 in licensee fee income, for a non-operating loss of $76,065.

Net Loss ― Net loss for three months ended March 31, 2018 was $303,716, as compared to net loss of $76,065 for the three months ended March 31, 2017, which was primarily due to increase in operating expenses and the accrual of interest and penalty fees and increase marketing and business development expenses and professional fees.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2018, the Company had a working capital deficit of $1,431,710, consisting of $1,011 in cash and $1,500 in deposits, offset by accounts payable $226,410, accrued expenses of $371,673 and $836,138 in the current portion of notes payable.

For the three months period ended March 31, 2018, the Company used $95,794 of cash in operating activities, obtained cash of $96,735 from financing activities, resulting in an increase in total cash of $942 and a balance of $1,011 for the period. For the three months period ended March 31, 2017, the Company used cash of $91,814 in operating activities and obtained cash of $116,763 from financing activities, resulting in an increase in cash of $24,949 and a cash balance of $50,233 at the end of such period.

Total current assets as of March 31, 2018 were $3,865, while current liabilities for the three months period ended March 31, 2018 were $1,434,221. The Company has incurred an operating loss of $237,752 for the three months period ended March 31, 2018, largely due the increase in operating expenses and increase in marketing and business development expenses and professional fees. During the three months period ended March 31, 2018, the Company had an accumulated deficit of $6,285,653. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of March 31, 2018		As of December 31, 2017
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	552,795	286,821	456,914	311,821
Notes Payable - Related	283,343	42,000	353,759	42,000
	$836,138	$328,821	$810,673	$353,821

Total Notes Payable for related and unrelated parties decreased by $465 from the fiscal year ended December 31, 2017 from $1,164,494 to $1,164,959 in three months period ended March 31, 2018.

As of March 31, 2018, total stockholders’ equity deficit increased to $1,759,176 from $1,632,080 as of December 31, 2017. Accumulated deficit increased from $5,970,024 in the fiscal year ended December 31, 2017 to $6,285,653 for the three months period ended March 31, 2018.

As of March 31, 2018, the Company had $1,011 in cash to fund our operations. The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity to date have been cash generated by issuing new shares of the Company’s common stock and cash generated from loans to us. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. Expanding market awareness of the SnöBar products and our international distribution networks, together with further improvement of the SnöBar products will require future capital and liquidity expansion. Since our inception in January 2013, our shareholders have contributed a significant amount of capital making it possible for us to develop and market the SnöBar products. To continue to develop our product offerings and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through additional private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2018.Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2018:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we do not have an independent audit committee of our Board of Directors;

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

●	we continue to outsource the functions of controller on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations. Except for Mrs. Masjedi, who filed for Chapter 7 personal bankruptcy in 2010, which was discharged in August 2011, and Mr. Shenkman, who filed for Chapter 11 personal bankruptcy in 2010, which was dismissed but not discharged in May 2012, none of our directors or officers have filed for or have been affiliated with any company that has filed for bankruptcy within the last ten years.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2018, the Company issued 24,319,634 shares of its common stock, of which (i) 17,350,000 shares were issued for services valued at $86,750, and (ii) 6,969,634 shares were issued as repayment of debt in the amount of $108,183.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2018, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015).

2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the SEC on November 16, 2017).

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

3.3	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.2	Distribution Agreement, dated March 16, 2015, between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.3	Distribution Agreement, dated June 5, 2015, between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.4	Exclusive Distribution Agreement, dated February 3, 2015, between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.5	Distribution Agreement, dated May 1, 2015, between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.7	Anti-Dilution Agreement, dated September 25, 2015, among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report Form on Form 8-K, as filed with the SEC on September 25, 2015).

10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.9	Trust Agreement, dated June 1, 2013 by and between Snobar Holding, Inc. and Azizollah Masjedi(Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.10	Form of Promissory Note by and between the Company and certain related parties.

Exhibit
Number	Description

10.11	Pacific Ventures Group, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the SEC on November 8, 2017).

10.12	Form of Pacific Ventures Group, Inc. Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the SEC on November 8, 2017).

10.13	Form of Pacific Ventures Group, Inc. Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the SEC on November 8, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: March 18, 2018	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

