Form 10-Q
period 2018-09-30
Pacific Ventures Group, Inc.
filed 2018-11-01
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of September 30, 2018, there were 98,963,753 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017 (audited)	2

Condensed Consolidated Statements of Operations for the nine months ended September 30, 2018 and 2017 (unaudited)	3

Condensed Consolidated Statements of Cash Flows for the three ended September 30, 2018 and 2017 (unaudited)	4

Notes to the condensed consolidated financial statements (unaudited)	5

PACIFIC VENTURES GROUP, INC.

Condensed Consolidated Balance Sheets

	For the nine months
	ended September 30, 2018	December 31, 2017
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$419,214	$69
Accounts receivable	164,237	6,589
Inventory Asset	162,326	-
Other Current Asset	1,600
Deposits	1,500	1,500
Total Current Assets	748,877	8,158
Fixed Assets
Fixed assets, net	$119,192	$27,843
Total Fixed Assets	119,192	27,843
Other Assets
Intangible Assets	$950,000	$-
Rent and Utilities Deposit	11,520	-
	961,520	-
TOTAL ASSETS	$1,829,590	$36,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$-	$-
Accounts payable	501,447	171,085
Accrued expenses	393,904	332,503
Deferred revenue
Current portion, notes payable	646,199	456,914
Current portion, notes payable - related party	249,520	353,759
Current portion, leases payable	88,896
Total Current Liabilities	1,879,966	1,314,261

Long-Term Liabilities:
Notes payable	$2,190,279	$311,821
Notes payable - related party	42,000	42,000
Total Long-Term Liabilities	2,232,279	353,821

Total Liabilities	$4,112,245	$1,668,082

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 Series E, issued and outstanding	$1,000	$1,000
Common stock, $.001 par value, 500,000,000 shares authorized, 98,963,753 and 36,430,248 issued and outstanding, respectively	98,138	36,430
Additional paid in capital	4,641,674	4,300,514
Accumulated deficit	(7,023,467)	(5,970,024)

Total Stockholders’ Equity (Deficit)	$(2,282,655)	$(1,632,080)

Total Liabilities and Stockholders’ Equity	$1,829,590	$36,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales, net of discounts	$1,218,680	$-	$1,908,674	$-
Cost of Goods Sold	913,385	-	1,397,983	-
Gross Profit	305,294	-	510,690	-

Operating Expenses
Selling, general and administrative	171,123	90,951	484,996	296,676
Marketing and Advertising	38,579		93,474
Penalty on Payroll Taxes				12,807
Depreciation expense	9,630	1,000	11,227	2,997
Financing Cost				22,500
Professional fees	122,929		388,298	-
Salaries and wages	123,033		179,230	6,437
Operating Expenses	465,294	91,951	1,157,226	341,417

Loss from Operations	(160,000)	(91,951)	(646,535)	(341,417)

Other Non-Operating Income and Expenses
Gain on shares issued for services	-	-	-	-
Interest expense	(146,969)	(16,439)	(402,082)	(34,231)
Forgiveness of Debt				6,849
Extraordinary Items		-		15,042
Net Loss before Income Taxes	(306,969)	(108,390)	(1,048,617)	(353,758)
Provision for income taxes	-	-	-	-
Net Ordinary Loss	(306,969)	(108,390)	(1,048,617)	(353,758)

Other Income / Expense
Other Income - Other	59		59
Net Loss	$(306,910)	(108,390)	$(1,048,559)	(353,758)

Basic and Diluted Loss per Share - Common Stock	$(0.00310)	$0.00000	$(0.01060)	$0.00000

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	98,963,753	33,685,624	98,963,753	29,931,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(1,048,559)	$(353,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	65,550
Accumulated Depreciation	(24,998)	2,996

Changes in operating assets and liabilities
Accounts receivable	(164,048)	(5,406)
Inventory	(162,326)
Trucks	88,896
Deposits	(11,520)
Accounts payable	233,820	(2,479)
Accrued expenses	61,402
Repayment of notes payable	(208,500)	88,047
Retirement of fixed assets	85,488
Net Cash Used in Operating Activities	(1,084,797)	(270,599)

INVESTING ACTIVITIES
Loan Receivable	(1,600)
Computers	(10,426)
Purchase of equipment, building & improvements	(141,413)	0
Goodwill and Intangible Assets	(950,000)

Net Cash Used In Investing Activities	(1,103,439)	0

FINANCING ACTIVITIES
Proceeds from notes payable	2,547,785	158,000
Proceeds from notes payable - Related		7,500
Repayment of notes payable	(175,000)	(377,333)
Repayment of notes payable - Related	(104,239)	(8,500)
Shares issued for debt conversion	343,717	412,333
Common stocks issued for cash		76,863
Prior period adjustment to retained earnings	(4,884)
Net Cash Provided by Financing Activities	2,607,380	268,863

NET INCREASE (DECREASE) IN CASH	419,144	(1,736)
CASH AT BEGINNING OF PERIOD	69	25,284

CASH AT END OF PERIOD	$419,214	$23,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR DURING THE QUARTER:
Interest and penalty fees	$90,063	$0
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$119,621	$0

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

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As of September 30, 2018, the Company has $0 in deferred revenues.  As of December 31, 2017, the Company also had $0 deferred revenue.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs.  As of September 30, 2018, the Company has $31,858 in disputed liabilities on its balance sheet.

In addition, on January 28, 2016, a labor dispute between IPIC and a former employee was ruled in favor of the former employee by the Labor Commissioner of the State of California.  This finding resulted in compensation expenses of $29,103 and an accrued liability of the same amount on IPIC books. The amount was settled during the second quarter of 2018.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of nine months or less to be cash equivalents. As of September 30, 2018, the Company has a cash balance of $419,214 in cash and cash equivalents, compared to $69 at December 31, 2017.

Accounts Receivable

As of September 30, 2018 the Company had $164,237 in Accounts Receivable. Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. The Company did not write off any bad debts in 2017 but wrote off $3,820.38 of bad debts during the nine months ended September 30, 2018. The Company will set an allowance for doubtful accounts for any material amount anticipated.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. Inventory also consists food products as a result of the acquisition of San Diego Farmers Outlet. As of September 30, 2018, the Company has $162,326 in inventories.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,048,559 for the nine months ended September 30, 2018, and has an accumulated deficit of $7,023,467 as of September 30, 2018.

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

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

4. INVENTORIES

As of September 30, 2018, the Company has $162,326 in inventories. Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2018 and December 31, 2017, consisted of:

	September 30, 2018	December 31, 2017
Computers	$11,788	$15,986
Freezers		39,153
Office Furniture		15,687
Rugs		6,000
Software-Accounting		2,901
Telephone System		5,814
Video camera	218	1,528
Building & Improvement	25,000
Forklift 1	3,000
Forklift 2	2,871
Truck 2004 Hino 1	10,000
Truck 2004 Hino 2	10,000
Truck 2018 Hino 155 5347	30,181
Truck 2018 Hino 155 5647	30,181
Truck 2018 Hino 155 5680	30,181

Accumulated Depreciation	(34,227)	(59,225)

	$119,192	$27,843

Depreciation expense for the nine months ended September 30, 2018 was $11,227 compared to $2,997 for the same period of September 30, 2017.

6. ACCRUED EXPENSE

As of September 30, 2018, the Company had accrued expenses of $393,904 compared to $332,503, for the year-end December 31, 2017.

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

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of September 30, 2018:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	150,000	12/10/2010	$122,692
A. Masjedi	500,000	6/1/2013	126,828
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$696,000		$291,520

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of September 30, 2018.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of September 30, 2018.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2020 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of September 30, 2018.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizolla Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of September 30, 2018, the outstanding balance under this note was $231,067, which includes interest and penalty charges. The current balance is $215,653.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2020 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of September 30, 2018.

As of September 30, 2018, the Company had related party current and long-term notes payable of $249, and $42,000, respectively.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the Company’s promissory notes issued to unrelated

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/2013	$86,821
A. Rodriguez	15,000	7/22/2013	15,000
A. Rodriguez	10,000	2/21/2014	10,000
TRA Capital	106,112	3 loans	106,112
BNA Inv	223,499	6 loans	223,499
Morning View	35,000	10/26/2017	-
Brian Berg	30,000	2/1/2012	25,000
Classic Bev	73,473	5/1/2017	82,673
Crown Bridge	33,000	2/22/2018	7,996
JSJ, Investments	75,000	7/12/2017	55,000
PowerUp	119,000	7/25/2017	130,919
Tiger Trout Capital	80,000	8/8/2018	40,000
TCA Global fund	1,750,000	5/1/2018	2,150,000

	$2,636,905		$2,933,020

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February, 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of September 30, 2018.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note is current and the entire balance is owed and outstanding as of September 30, 2018.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. On February 22, 2014 Snobar Holdings also entered into another note with the same party for $10,000. Maturity dates have been extended to December 31, 2018, and interest rates has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 and $10,000 as of September 30, 2018.

In February 2014, MGD entered into a secured promissory note with a certain unrelated third party for $10,000. The note was secured by interests in tangible and intangible property of MGD. The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off. The effective interest rate on the note is 137%. The outstanding balance of the note is $1,000 as of September 30, 2018.

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

Effective September 30, 2017, the Company entered into amended promissory notes with a certain unrelated third party in an amount of $372,500, one for $172,500, and four others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017, but have been extended to November 15, 2017 for a fee of $15,000. The notes had a principal outstanding balance of $348,601 as of September 30, 2018, including the $15,000 extension fee.

In late July, August, and September of 2017, the Company entered into a financing arrangements with Power Up Lending pursuant to which the Company borrowed a total principal of $129,000 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance is $37,919.

On January 11, 2018, the Company issued a Convertible Redeemable Note with a certain unrelated party. for total gross proceeds of $30,000. The note bears an interest of 10% and matures on January 3, 2019. The current principal balance is $30,000.

On February 7, 2018, the Company issued a Convertible Promissory Note with a certain unrelated party. for total gross proceeds of $105,000. The note bears an interest of 2%. The Company received the first tranche of the note and has a current principal balance of $33,000 as of September 30, 2018.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $82,673.

On 2018, the company entered into a promissory note to pay off aged debt on the books of PACV. The amount was $56,066 and the total amount that has converted into stock during the first quarter is $37,184. The current principal balance as of September 30, 2018 is $18,882. That remaining balance converted into common stock in April of 2018.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Fund for $1,750,000. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The Company is to make interest only payments of $24,462 for 2 month; $10,000 for the next 4 months; subsequent payments of $45,500 until the loan is paid off. The effective interest rate on the note is 16%. On July 26, 2018, the Company entered into a second loan with TCA Global Fund for $400,000. The outstanding balance of the notes with TCA Global Fund is $2,150,000 as of September 30, 2018.

As of September 30, 2018, the Company had total short-term notes payable of $646,199 and long-term notes payable of $2,286,821.

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

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. Effective as of October 2016, the Company designated 1,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any class of stock of the Company and has no preferences to dividends or liquidation rights. As of September 30, 2018 and December 31, 2017, there were 1,000,000 shares of Series E Preferred Stock issued and outstanding.

From July 1, 2018 through September 30, 2018, the Company issued 15,511,066 shares of its common stock to various investors for services or debt conversion. The Company also issued 826,296 shares of its common stock as a result of stock dividends.

On July 23, 2018, the Company amended the total number of common stock shares it is authorized to issue from 100,000,000 to 500,000,000. The Company is authorized to issue up to 500,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock hold one vote per share. As of September 30, 2018, there were 98,963,753 shares of common stock issued and outstanding, respectively.

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

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determined that there are no material subsequent events to disclose.

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

As of September 30, 2018, Snöbar products are currently being sold in the east coast by our distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see “Plan of Operations” below for further detail.

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

Unlike some larger distributors who make their customers receive products on a day and time convenient to the distributor, Farmers Outlet delivers daily and pays attention to what the customer wants. Farmers Outlet added products to meet the needs of restaurants, Hotels, Clubs and bars, Resorts, food trucks and caterers. Free delivery was added to demonstrate that Farmers Outlet had customers interest first in mind.

Farmers Outlet provides a wide array of products to serve customers of all types. However, they do have a niche in providing fresh produce and food products. Farmers Outlet provides specialty produce that the larger distributors do not carry on a daily basis.

Farmers Outlet covers a large market area servicing Los Angeles, Orange County and San Diego, which we have estimated to be a $2.5 billion addressable market. Farmers Outlet currently services the San Diego territory and has over 125 active customers, and no customer represents more than five percent of Farmers Outlet gross revenues.

The company services customers in high, middle and low-income communities with a specialty in providing food and fresh produce to customers serving small to medium size restaurants of all nationalities, including Chinese, Korean, Mexican, American, Japanese and Thai.

Potential Acquisition of a Food and Beverage Distributor.

On Sept. 24, 2018, the Company announced the signing of a definitive Asset Purchase Agreement to acquire a Food and Beverage Distributor.

The potential acquisition is a standard and registered distribution company that is involved in the distribution of food, beverages and general merchandise to retailers, households, hotels, restaurants, mom and pop markets, liquor stores, gas stations and others. Since 1996, The potential acquisition has provided quality merchandise at discounted prices to local customers in and surrounding areas of the east coast. Deliveries are made on a daily basis through its own trucks and outside trucking companies.

The acquisition corporate warehouse and administrative offices are located on the east coast,. The 50,000 square foot warehouse facility is big enough to fit all inventory under one roof and has multiple docks for loading and unloading merchandise.

Plan of Operations

As of the date of this Quarterly Report, Snöbar products are currently being sold in the east coast of United States by the Company’s distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level.

The Company’s San Diego Farmers Outlet (SDFO) acquisition has increased sales of its wholesale business, and still plan on expanding our current delivery territory from 25 miles to a 40-mile radius. SDFO is also in the process of obtaining 2 new delivery trucks to add to the current fleet of trucks. The Company has begun marketing to new restaurants in the area, most notably Asian and Italian restaurants, and have let restaurants know that SDFO can deliver the finest produce in market.

SDFO installed new signage around the retail market, added additional landscaping to enhance the appearance of the market, and purchased a new Point of Sale system to improve efficiency and ordering processes.

The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company’s working capital and other cash requirements.

Results of Operations

Nine months ended September 30, 2018, as Compared to Nine months Ended September 30, 2017

Revenues ― The Company accrued $1,908,674 in Sales, net of discounts for the nine months ended September 30, 2018 as compared to $0 for the same period of September 30, 2017.

Operating Expenses ― Total operating expenses for the nine months ended September 30, 2018 were $1,157,226 as compared to $341,417 in the same period in, 2017, due to increased operating activities during the period ended September 30, 2018, and an increase in general and administrative expenses, marketing and advertising and professional fees.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses for the nine months ended September 30, 2018 increased to $484,996 from $296,676 in the same period in 2017, which was due to an increase in marketing and business development expenses and professional fees. The amount excludes salaries and wages expenses.

Marketing and Advertising Expenses – Marketing and advertising expenses for the nine months ended September 30, 2018 was $93,474 which includes marketing and business development expenses.

Professional fees – Professional fees expenses for the nine months ended September 30, 2018 was $388,298, which includes accounting, legal fees and consulting services.

Depreciation Expense ― Depreciation expense for the nine months ended September 30, 2018 and 2017 was $11,227 and $2,997, respectively.

Salaries and Wages ― Salaries and wages expense for the nine months ended September 30, 2018 was $179,230 as compared to $6,437 for the prior same period.  The decrease was due to cost cutting measures implemented previously that froze compensation accrual for senior management. This action was primarily responsible for the reduction compensation of staff during the period under review.

Net Loss ― Net loss for nine months ended September 30, 2018 was $1,048,559, as compared to net loss of $353,758 for the nine months ended September 30, 2017, which was primarily due to increase in operating expenses, marketing and business development expenses and professional fees.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2018, the Company had a working capital deficit of $1,131,089, consisting of current assets of $419,214 in cash and cash equivalents, accounts receivable of 164,237, inventory of $162,326, other current assets of $1,600 and deposits of $1,500. Current liabilities consist of accounts payable $501,447, accrued expenses of $393,804, $895,719 in the current portion of notes payable, and $88,896 in the current portion of leases payable.

For the nine months period ended September 30, 2018, the Company used $1,084,797 of cash in operating activities, used $1,103,439 of cash in investing activities and obtained cash of $2,607,379 from financing activities, resulting in an increase in total cash of $419,143 and a balance of $419,214 for the period.

Total current assets as of September 30, 2018 were $748,877, while current liabilities for the nine months period ended September 30, 2018 were $1,879,966. The Company has incurred an operating loss of $1,048,559 for the nine months period ended September 30, 2018, largely due the increase in operating expenses and increase in salaries and wages expenses, marketing and business development expenses and professional fees. During the nine months period ended September 30, 2018, the Company had an accumulated deficit of $7,023,467. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of Sept 30, 2018		As of December 31, 2017
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	646,199	2,286,821	456,914	311,821
Notes Payable - Related	249,520	42,000	353,759	42,000
	$895,719	$2,328,821	$810,673	$353,821

Total Notes Payable for related and unrelated parties increased by $2,060,046 from the fiscal year ended December 31, 2017 from $1,164,494 to $3,224,540 in nine months period ended September 30, 2018.

As of September 30, 2018, total stockholders’ equity deficit increased to $2,282,655 from $1,632,080 as of December 31, 2017. Accumulated deficit increased from $5,970,024 in the fiscal year ended December 31, 2017 to $7,023,467 for the nine months period ended September 30, 2018.

As of September 30, 2018, the Company had $419,214 in cash to fund our operations. The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its operations. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity to date have been cash generated by issuing new shares of the Company’s common stock and cash generated from loans to us. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. Expanding market awareness of the SnöBar products and our international distribution networks, together with further improvement of the SnöBar products will require future capital and liquidity expansion. Since our inception in January 2013, our shareholders have contributed a significant amount of capital making it possible for us to develop and market the SnöBar products. To continue to develop our product offerings and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through additional private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2018.Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2018:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2018, the Company issued 15,511,164 shares of its common stock, of which shares were issued for services valued at $7,500, and shares were issued as repayment of debt in the amount of $119,621. The Company also issued 98 shares of stock dividends and 826,296 as a result of a stock split.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2018, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on August 14, 2015).

2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2017).

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

3.3	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.2	Distribution Agreement, dated March 16, 2015, between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.3	Distribution Agreement, dated June 5, 2015, between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.4	Exclusive Distribution Agreement, dated February 3, 2015, between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.5	Distribution Agreement, dated May 1, 2015, between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.7	Anti-Dilution Agreement, dated September 25, 2015, among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report Form on Form 8-K, as filed with the SEC on September 25, 2015).

10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.9	Trust Agreement, dated June 1, 2013 by and between Snobar Holding, Inc. and Azizollah Masjedi(Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.10	Form of Promissory Note by and between the Company and certain related parties. (Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1., as filed with the SEC on May 21, 2018).

Exhibit
Number	Description

10.11	Pacific Ventures Group, Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).

10.12	Form of Pacific Ventures Group, Inc. Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).

10.13	Form of Pacific Ventures Group, Inc. Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: October 30, 2018	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)