Form 10-K
period 2018-12-31
Pacific Ventures Group, Inc.
filed 2019-04-11
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2018, was approximately $9,817,024. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and the value was calculated based the number of shares held as of December 31, 2018.

As of December 31, 2018, the registrant had outstanding 237,337,445 shares of common stock, $0.001 par value.

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

Since the Share Exchange represented a change in control of the Company and a change in business operations, the business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snöbar Trust , IPIC, and MGD.

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of Snöbar Trust, a California trust (“Trust”), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who is the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and majority stockholder . The Trust owns 100% of the shares of International Production Impex Corporation, a California corporation (“IPIC”), which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops, and holds all of the rights to the liquor licenses to sell such products and trade names “SnöBar”. As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary. Snöbar Holdings also owns 99.9% of the shares of MAS Global Distributors, Inc., a California corporation (“MGD”). MGD is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

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

On June 12, 2017, the Company, entered into a Purchase and Sale Agreement to acquire Healthy Foods Markets LLC, a Carson, California based healthy food and grocery retailer. The contemplated acquisition of the business was aimed at creating a fulfillment center for the Sn ö bar products and to create additional and immediate revenue and exposure for the Company. However, after further consideration and additional due diligence review of the target businesses, the Company determined to rescind the transaction and the related purchase agreements.

On May 1, 2018, Royalty Foods Partners, LLC – a Florida Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc. – completed an asset acquisition of San Diego Farmers Outlet, Inc. (SDFO), a California Corporation. San Diego Farmers Outlet was started in over thirty-five years ago to provide primarily restaurants customers in southern California’s three largest counties with quality food and produce, and does business under the names of Farmers Outlet and San Diego Farmers Outlet.

Our principal executive office is located at 117 West 9th Street, Suite 316, Los Angeles, California. Our main telephone number is (310) 392-5606.

Description of Operations of Pacific Ventures Group, Inc.

General

On May 1, 2018, Royalty Foods Partners, LLC – a Florida Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc. – completed an asset acquisition of San Diego Farmers Outlet, Inc. (SDFO), a California Corporation. San Diego Farmers Outlet was started in over thirty-five years ago to provide primarily restaurants customers in southern California’s three largest counties with quality food and produce, and does business under the name of Farmers Outlet and San Diego Farmers Outlet.

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

Since the acquisition, SDFO has increased sales of its wholesale business, and still plan on expanding our current delivery territory from 25 miles to a 40-mile radius. SDFO is also in the process of obtaining new delivery trucks to add to the current fleet of trucks. The Company has begun marketing to new restaurants in the area, most notably Asian and Italian restaurants, and have let restaurants know that SDFO can deliver the finest produce in market.

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

Market and Strategy

SDFO covers a large market area servicing Los Angeles, Orange County and San Diego, which we have estimated to be a $2.5 billion addressable market.

Unlike some larger distributors who make their customers receive products on a day and time convenient to the distributor, SDFO delivers daily and pays attention to what the customer wants. Farmers Outlet added products to meet the needs of restaurants, Hotels, Clubs and bars, Resorts, food trucks and caterers. Free delivery was added to demonstrate that Farmers Outlet had customers interest first in mind.

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

Pacific Ventures intends to expand its business through the acquisition of other food manufacturing and distribution companies that serve the Los Angeles, Orange County and San Diego area, thereby combining and expanding upon a combined customer base with a expanding range of products and services.

Pacific Ventures will continue to market its SnöBar product line, which include proprietary premium ice cream and sorbets that are distilled spirit cocktails containing up to 15% quality liqueurs and liquors. Currently, there are four flavors available: Brandy Alexander; Brandy Alexander with chocolate chips; Grasshopper; and Pink Squirrel. There are also numerous different liquor ice cream flavors in development in classic ice cream drink styles such as Coffee Liqueur Ice Cream, Piña Colada Sorbet, Sherry Ice Cream, and Strawberry Margarita Sorbet. Pacific Ventures is establishing a new production relationship with a wholesale frozen food co-packing company that can meet our volume production and HAACP quality control requirements.

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

Employees

As of December 31, 2018, Pacific Ventures comprised five (5) employees who managed the affairs of the parent corporation and the operations of its subsidiaries. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests.

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

We are exposed to risks associated with commodity price volatility arising from supply conditions, geopolitical and economic variables, weather, and other unpredictable external factors. We buy commodities such as fresh produce for the production, packaging and distribution of our products. Availability, increases and volatility in the prices of these commodities, as well as products sourced from third parties and energy used in making, distributing and transporting our products, could increase the manufacturing and distribution costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and pricing adjustments, there is no assurance that we will be able to offset such cost increases in the future.

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

As noted in our consolidated financial statements, we had an accumulated stockholders’ deficit of $7,499,045 and recurring losses from operations as of December 31, 2018. Our net loss for the fiscal year ended December 31, 2018 was $1,547,598. We also had a working capital deficit of approximately $1,355,94 as of December 31, 2018. We intend to fund operations through raising additional capital through debt financing and/or equity issuances and increased lending activities which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2018. We are continuing to seek additional funds to finance our immediate and long term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audit report for the fiscal years ended December 31, 2018 and 2017 contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to remain operational for an indefinite period of time.

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

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTC Pink Market operated by the OTC Market’s Group, Inc. under the symbol “PACV”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of the NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

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

Shannon Masjedi, our majority stockholder, director and executive officer, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In particular, because our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and a director, Mrs. Masjedi, who owns 13,864,369 shares of our common stock and 1,000,000 shares of Series E Preferred Stock (with 10 votes per share) as of March 25, 2018, will be able to exert such influence. This shareholder may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of stock and voting ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Risks Related to Our Acquisition Strategy

We can give no assurances as to when we will consummate any other future acquisitions or whether we will consummate any of them at all.

We intend to continue to build our business through strategic acquisitions. However, any acquisition is subject to certain closing conditions and other impediments to closing, including closing the financing and others that are beyond our control, and we may not be able to close on the terms described herein or at all. See above “Business — Recent Developments and Initiatives.”

We intend to pursue and consummate one or more additional acquisitions and to possibly use any remaining proceeds from the Financing, if any, to fund any cash portion of the consideration we will pay in connection with those acquisitions. However, such additional acquisitions may also be subject to conditions and other impediments to closing, including some that are beyond our control, and we may not be able to close any of them successfully. In addition, our future acquisitions will be required to be closed within certain timeframes as negotiated between us and the acquisition target, and if we are unable to meet the closing deadlines for a given transaction, we may be required to forfeit payments we have made, if any, be forced to renegotiate the transaction on less advantageous terms and could fail to consummate the transaction at all.

If we are unable to close future acquisitions, it could significantly alter our business strategy and impede our prospects for growth. Further, we may not be able to identify suitable acquisition candidates to replace these acquisitions, and even if we were to do so, we may only be able to consummate them on less advantageous terms. In addition, some of the businesses we acquire may incur significant losses from operations, which, in turn, could have a material and adverse impact on our business, results of operations and financial condition.

We may face difficulty in integrating the operations of any businesses we may acquire in the future. As shown by our acquisition of SDFO, acquisitions have been and will continue to be an important component of our growth strategy; however, we will need to integrate these acquired businesses successfully in order for our growth strategy to succeed and for us to become profitable. We expect that the management teams of the acquired businesses will adopt our policies, procedures and best practices, and cooperate with each other in scheduling events, booking talent and in other aspects of their operations. We may face difficulty with the integration of any other businesses we acquire, such as coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures, the diversion of management’s attention from other business concerns, the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and the potential loss of key employees, individual service providers, customers and strategic partners of acquired companies.

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

As of December 31, 2018, there were no unresolved SEC comments issued to the Company.

ITEM 2.	PROPERTIES

Pacific Venture’s corporate headquarters are now located at 117 West 9th Street, Suites 316 and 423, Los Angeles, California 90015 where we occupy an aggregate of approximately 655 square feet pursuant to leases. The leases for Suites 316 and 423 are on a month-to-month basis at a monthly rate of $450 and $330, respectively.

SDFO operations are located at 10407 Friars Rd, San Diego, CA 92110, where they occupy an aggregate of approximately 10,000 square feet pursuant to leases. The 5 year leases are on an annual basis at a monthly rate of $6,000 per month.

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

On January 24, 2017, Tara Spencer filed a claim in the Los Angeles Superior Court against the Company, Shannon Masjedi, Edmond Masjedi and Snobar Holdings (collectively “Defendants”). On July 18, 2018, all parties to the claim settled the law suit and chose not disclose the terms of the settlement.

On November 29, 2018, assignees of certain convertible redeemable promissory notes of the Company with an aggregate principal balance of $223,499 commenced an action in the New York Supreme Court for New York County against the Company (BNA Investment Capital, LLC and TRA Capital, LLC v. Pacific Ventures Group, Inc., Index Number 655927 (Supreme Court, New York County 2018)). The suit was brought by the plaintiff’s by a motion for summary judgment in lieu of complaint. The motion asserts breaches of contract due to failure to honor certain conversion notices allegedly tendered pursuant to the convertible notes and cross-default. The Company has opposed the motion, but the court has not scheduled arguments or rendered any decision.

On February 22, 2018, a holder of a convertible note in the principal amount of $75,000.00 with a principal balance of $55,000 commenced and action in the Supreme Court New York against the Company. (JSJ v. Pacific Ventures). The suit asserts breach of contract due to failure to honor certain conversion notices allegedly tendered pursuant to the convertible note.

We intend to vigorously defend against the lawsuits described above. There is no assurance, however, that we will be successful in the defense of these lawsuits. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. A resolution of these lawsuits in a manner adverse to us, however, could have a material effect on our financial position and results of operations.

In 2010, Mrs. Masjedi, who filed for Chapter 7 personal bankruptcy which was discharged in August 2011, and Marc Shenkman, who filed for Chapter 11 personal bankruptcy in 2010, which was dismissed but not discharged in May 2012, none of our directors or officers have filed for or have been affiliated with any company that has filed for bankruptcy within the last ten years. We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director.

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

	High Bid	Low Bid
Fiscal Year Ended December 31, 2018
Quarter ended December 31, 2018	$0.021	$0.016
Quarter ended September 30, 2018	$0.018	$0.013
Quarter ended June 30, 2018	$0.033	$0.024
Quarter ended March 31, 2018	$1.64	$0.98

Fiscal Year Ended December 31, 2017
Quarter ended December 31, 2017	$0.32	$0.06
Quarter ended September 30, 2017	$0.70	$0.09
Quarter ended June 30, 2017	$1.35	$.22
Quarter ended March 31, 2017	$1.64	$0.98

Number of Holders

At December 31, 2018, the Company had approximately 264 stockholders of record and 237,337,445 shares of common stock issued and outstanding.

Dividends

Since its inception, the Company has not paid any dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, the Company issued 200,907,197 shares of its common stock to various investors for cash and other considerations.

During the year ended December 31, 2018, the Company issued 135,230, 803 for repayment of stocks ( i.e. note conversion), issued 71,350,098 shares of its common stock, cancelled 6,500,000 shares issued in the first quarter of 2018 and issued reverse stock split for 826,296.

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

The following discussion highlights Pacific Ventures’ results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on Pacific Ventures’ audited Financial Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Overview 2018 ― During the 2018 fiscal year, the Company completed an asset acquisition of San Diego Farmers Outlet, Inc. (SDFO), a California Corporation with over thirty-five (35) years in business servicing restaurant and retail produce customers in southern California’s three largest counties, supplying quality food and produce. SDFO does business under the name of Farmers Outlet and San Diego Farmers Outlet. On Sept. 24, 2018, the Company announced the signing of a definitive Asset Purchase Agreement to acquire a food and beverage distribution company that is involved in the sale of food, beverages and general merchandise to retailers, households, hotels, restaurants, “mom and pop” markets, liquor stores, gas stations and other retail outlets.

Strategy

In Fiscal Year 2019, the Company’s strategy is focused on:

●	incrementally increase sales and profitability of San Diego Farmers Outlet (SDFO)
●	expanding Snöbar production and distribution
●	acquisition of food production or distribution companies that are synergistic with SDFO

We plan to grow SDFO’s wholesale business by expanding its delivery territory from 25 miles to a 40-mile radius, and add to the current fleet of delivery trucks. The Company has already begun marketing to new restaurants in the area, most notably Asian and Italian restaurants, and have let restaurants know that SDFO can deliver the finest produce in market.

We plan to expand Snöbar production and distribution by partnering with third-party manufacturers and co-packers, and with third-party distributors that can sell Snöbar products to high-end restaurants, resorts, cruise lines and hotels worldwide. Initially, the focus will be on establishing major accounts in four core markets consisting of Southern California, Phoenix, Las Vegas and Miami. The larger vision is to sell products in grocery stores such as Kroger, Wal-Mart and others, and thereafter to begin a national marketing program to all U.S. retailers. It is essentially a top down marketing plan where products are placed with the largest retailer then trickle down to the smallest seller in each market area

We plan to acquire food production and distribution businesses that will help the Company grow its food, beverage and alcohol-related products businesses. We continue to engage in preliminary discussions with potential investors in order to properly fund potential acquisitions, however, there are no assurances that the required funding will be available on terms acceptable to us, or at all.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Annual Report and in the notes to the Company’s consolidated financial statements included elsewhere herein, we have incurred operating losses, and as at December 31, 2018 and 2017, we have accumulated deficit of $7,499,045 and $5,970,024, respectively. For the year ended December 31, 2018, we have a working capital deficiency of approximately $1,355,944. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2018 and 2017 regarding concerns about our ability to continue as a going concern.

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

Plan of Operations for the Next Twelve Months

Pacific Ventures will need approximately $500,000 to sustain operations for the next 12 months. Our plan is to achieve meaningful sales revenue from the sale of the SDFO products to meet our operating needs. However, it is very likely that we will not be able to increase our sale revenue sufficiently to meet these needs in time. It is also unlikely that we will be able to satisfy all of our obligations to pay interest and repay principal in the estimated aggregate amount of $976,120 due and payable within the next 12 months under the various forms of our outstanding debt. Although we have been able to extend the maturity dates as well as repayment terms of a substantial amount of such debt, there is no assurance that we will be able to further extend such repayments or maturity dates to avoid a default, as such further extension depends on the consent of the holders of such debt. If we are unable to make such payments and repayments and unable to extend and delay required payments or maturities of such debt, the holders of such debt will have the right to take legal action seeking enforcement of the debt. If any legal action is taken against us, we would face the risk of having to deplete our limited cash resources to defend against such suit or face the entry of a default judgment. In either event, such action would have grave impact on our operations. Our ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

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

Revenue Recognition ― We are generating substantially all our revenue from the domestic sale of fresh produce and food products. Farmers Outlet provides specialty produce that the larger distributors do not carry on a daily basis. Farmers Outlet’s customers comprise restaurants, hotels, clubs and bars, resorts, food trucks and caterers. Sales revenues are generally recognized when the products are shipped or delivered to the customers, net of discounts, returns and allowance and collectability is reasonably assured.

Concentrations of Credit Risk ― Cash held in banks: we maintain cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. We have not experienced any losses in such accounts.

Accounts Receivable (AR): AR as at the years-ended December 31, 2018 and 2017, were $280,142 and $6,589, respectively. Historically, customer accounts typically are collected within a short period of time, and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Results of Operations

Year ended December 31, 2018, as compared to the year ended December 31, 2017

Revenues and Cost of Goods Sold. Revenue for the fiscal year ended December 31, 2018 increased to $3,211,573 from $0 during the comparable period as a result of the acquisition of San Diego Market Outlet, Inc.

Cost of goods sold is comprised of production costs, shipping and handling and handling costs. For the fiscal year ended December 31, 2018, we had costs of goods sold of $2,392,329, as compared to $0 in the comparable period ended December 31, 2017. The percentage of COGS against sales was 0% in the fiscal year ended December 31, 2017 to 74% in the fiscal year ended December 31, 2018.

Operating Expenses. Our SG&A expenses consist of sales and marketing, professional services, rents, and general office expenses (including wages for non-officer personnel). During the fiscal year ended December 31, 2018 our SG&A expenses increased to $1,732,109 from $463,749 in the comparable prior period, an increase of $1,268,360. These increases were the result of increases in general office expenses, professional services and marketing expenses. In December 31, 2018, total general office expense was $929,023, marketing expenses was $130,851 and professional fees was $672,235. Depreciation expenses increase from $3,995 to $17,626 for the fiscal years December 31, 2017 and December 31, 2018, respectively, due to the addition of depreciable assets in the second quarter of 2018 related to the acquisition of San Diego Market Outlet, Inc.

Total operating expenses for the fiscal year ended December 31, 2018 were $1,749,735 representing an increase of $1,262,747, as compared to $486,988for the comparable prior period ended December 31, 2017.

Other Non-Operating Income and Expenses . Non-operating expenses for the fiscal year ended December 31, 2018 were $617,368, consisting all in interest expense compared to a non-operating expenses of $103,072, consisting of interest expense of $124,963 and a gain in extraordinary items of $21,891, respectively, in the comparable prior period ended December 31, 2017 .

Net Loss. Net loss for the fiscal year ended December 31, 2018 was $1,547,598, an increase of $957,539 from $590,059 in the comparable prior period ended December 31, 2017.

Financial Condition, Liquidity and Capital Resources

Fiscal years ended December 31, 2018 and 2017

As of December 31, 2018, we had a working capital deficit of $1,355,944 comprised of $151,058 in cash and cash equivalents, $280,142 of accounts receivable, $160,858 inventory assets, and $1,500 in deposits which were offset by accounts payable of $597,888, $286,598 in accrued expenses, $772,334 in current notes payable, $203,786 in current note payable to a related party and $88,896 in lease payable. For the fiscal year ended December 31, 2018 we used $1,597,563 in operating activities. Cash used in investing activities totaled $1,101,839, consisting of purchase of computers of $10,426, purchase of equipment, building and improvement for $141,413 and for goodwill and intangible assets $950,000, all of which related to the recent acquisition of San Diego Farmers Market. Cash provided in financing activities totaled $2,850,389, consisting of $2,742,721 in proceeds from notes payable, $432,641 in common shares issued for debt conversion and $324,973 in repayment of notes payable.

In the comparable prior period in 2017, we had a working capital deficit of $1,306,103 comprised of $69 in cash, $6,589 of accounts receivable, and $1,500 in deposits offset by $171,085 in accounts payable, $332,503 in accrued expenses, $456,914 in current portion of notes payable, and $353,759 in current portion of notes payable to a related party. We used $512,034 in cash from operating activities. Cash provided in financing activities totaled $486,820, consisting of $465,914 in proceeds from notes payable, $534,196 in the sale of common stock, $747 in proceeds from related party notes payable and repayment of notes for $514,038.

At December 31, 2018, we had cash and cash equivalents of $151,058 as compared to $69 at December 31, 2017.

Cash used in operations for the fiscal year ended December 31, 2018 was $1,597,563 as compared to $512,034 in the comparable prior fiscal year ended December 31, 2017. Cash used increased by $1,082,529 between periods.

For the fiscal year ended December 31, 2018, cash used in investing totaled $1,101,839 all of which related to the recent acquisition of San Diego Farmers Market. We had no cash from investing activities December 31, 2017.

Cash provided from financing activities at December 31, 2018 was $2,850,389 as compared to $486,820 at December 31, 2017.

As of December 31, 2018, we had total current liabilities of $1,949,502 and total liabilities were $4,250,582, as compared to $1,314,261 and $1,668,082, respectively, for December 31, 2017.

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

Capital Resources

Our principal sources of liquidity have been cash generated by issuing convertible notes, loan proceeds and cash generated from operations. Management estimates that the current funds on hand will be sufficient to continue operations through March 31, 2019.

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

December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pacific Ventures Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Ventures Group Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders’ deficit, for each of the two years in the period ended December 31, 2017, and the related notes [and schedules] (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

There are no critical audit matters.3

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $7,499,045 and a negative cash flow from operations amounting to $1,547,598 for the year ended December 31, 2018. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DylanFloyd Accounting & Consulting

We have served as the Company’s auditor since 2016.

Newhall, California

April 10, 2019

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current Assets:
Cash and cash equivalents	$118,579	$69
Accounts receivable	280,142	6,589
Inventory Asset	160,858	-
Other Current Asset	32,479	-
Deposits	1,500	1,500
Total Current Assets	593,558	8,158
Fixed Assets
Fixed assets, net	$112,793	$27,843
Total Fixed Assets	112,793	27,843
Other Assets
Intangible Assets	$950,000	$-
Rent Deposit	11,520	-
	961,520	-
TOTAL ASSETS	$1,667,871	$36,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$-	$-
Accounts payable	597,888	171,085
Accrued expenses	286,598	332,503
Deferred revenue
Current portion, notes payable	772,334	456,914
Current portion, notes payable - related party	203,786	353,759
Current portion, leases payable	88,896
Total Current Liabilities	1,949,502	1,314,261

Long-Term Liabilities:
Notes payable	$2,259,081	$311,821
Notes payable - related party	42,000	42,000
Total Long-Term Liabilities	2,301,081	353,821

Total Liabilities	$4,250,582	$1,668,082

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 Series E, issued and outstanding	$1,000	$1,000
Common stock, $.001 par value, 500,000,000 shares authorized, 237,337,445 and 31,756,915 issued and outstanding, respectively	236,511	36,430
Additional paid in capital	4,678,823	4,300,514
Accumulated deficit	(7,499,045)	(5,970,024)

Total Stockholders’ Equity (Deficit)	$(2,582,711)	$(1,632,080)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,667,871	$36,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the Year Ended,
	December 31,
	2018	2017

Sales, net of discounts	$3,211,573	$-
Cost of Goods Sold	2,392,329	-
Gross Profit	819,244	-
Operating Expenses
Selling, general and administrative	929,023	463,749
Marketing and Advertising	130,851
Penalty on Payroll Taxes		12,807
Depreciation expense	17,626	3,995
Financing Cost
Professional fees	672,235
Salaries and wages		6,437
Operating Expenses/(Loss)	1,749,735	486,988
Loss from Operations	(930,492)	(486,988)
Other Non-Operating Income and Expenses
Gain on shares issued for services	-	-
Interest expense	(617,368)	(124,963)
Forgiveness of Debt		6,849
Extraordinary Items		15,042
Net Loss before Income Taxes	(1,547,860)	(590,059)
Provision for income taxes	-	-
Net Ordinary Income/(Loss)	(1,547,860)	(590,059)
Other Income / Expense
Other Income - Other	262
Net Loss	$(1,547,598)	(590,059)
Basic and Diluted Loss per Share - Common Stock	$(0.00652)	$(0.02000)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	237,337,445	36,430,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2017 and 2018

	Class A Common Stock		Series E Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014	384,031	384	$1,000,000	$1,000	3,155,072	$(4,806,093)	$(1,649,637)

Shares issued for reverse merger	24,974,000	24,974			(24,974)		-
Note conversion	441,000	441			325,648		326,089

Net loss for the yeard ended December 31, 2015						(64,552)	(64,552)

Balance, December 31, 2015	25,799,031	$25,799	1,000,000	$1,000	$3,455,746	$(4,870,645)	$(1,388,100)

Note conversion	1,498,333	1,498			266,706		268,204
Prior period adjustment						34,286	34,286
Net loss for the year ended December 31, 2016						(490,743)	(490,743)

Balance, December 31, 2016	27,297,364	$27,297	1,000,000	$1,000	$3,722,452	$(5,327,102)	$(1,576,353)

Prior period adjustment						(52,863.00)	(52,863.00)
Note conversion	2,849,551	2,850			334,369		337,219
Shares Issued	11,243,333	11,243			243,693		254,936
Cancelled shares	(4,960,000)	(4,960)					(4,960)
Net loss for the year ended December 31, 2017						(590,059)	(590,059)

Balance, December 31, 2017	36,430,248	$36,430	1,000,000	$1,000	$4,300,514	$(5,970,024)	$(1,632,080)

Reversal of prior period adjustment 2016						(34,286)	(34,286)
Reversal of prior period adjustment 2017						52,863	52,863
Prior period adjustment
Note conversion	135,230,803	135,231			297,409		432,640
Shares Issued	71,350,098	71,350			106,900		178,250
Cancelled shares	(6,500,000)	(6,500)			(26,000)		(32,500)
Reverse split	826,296
Net loss for the year ended December 31, 2018						(1,547,598)	(1,547,598)

Balance, December 31, 2018	237,337,445	$236,511	1,000,000	$1,000	$4,678,823	$(7,499,045)	$(2,582,710)

The accompanying notes are an integral part of these condensed consolidated financial statements

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the Year Ended,
	December 31,
	2018	2017

OPERATING ACTIVITIES
Net loss	$(1,547,598)	$(590,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	145,750
Accumulated Depreciation	(18,818)	3,995
Changes in operating assets and liabilities
Accounts receivable	(279,953)	(5,606)
Inventory	(160,858)
Trucks	88,896
Deposits	(11,520)	3,000
Accounts payable	340,236	(19,238)
Accrued expenses	(30,905)	95,874
Repayment of notes payable	(208,500)
Retirement of fixed assets	85,706
Net Cash Used In Operating Activities	(1,597,563)	(512,034)
INVESTING ACTIVITIES
Loan Receivable	-
Computers	(10,426)
Purchase of equipment, building & improvements	(141,413)
Goodwill and Intangible Assets	(950,000)
Net Cash Used In Investing Activities	(1,101,839)

FINANCING ACTIVITIES
Proceeds from notes payable	2,742,721	465,914
Proceeds from notes payable - Related		747
Repayment of notes payable	(175,000)	(352,333)
Repayment of notes payable - Related	(149,973)	(161,705)
Shares issued for debt conversion	432,641
Common stocks issued for cash		534,196

Net Cash Provided by Financing Activities	2,850,389	486,820

NET INCREASE IN CASH	150,988	(25,215)
CASH AT BEGINNING OF PERIOD	69	25,284

CASH AT END OF PERIOD	$151,058	$69

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest and penalty fees	$185,884	$49,167
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$432,641	$2,850

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

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

Since the Share Exchange represented a change in control of the Company and a change in business operations, the Company’s business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snöbar Trust , International Production Impex Corporation, a California corporation (“IPIC”) , and MGD.

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

On May 1, 2018, Royalty Foods Partners, LLC – a Florida Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc. – completed an asset acquisition of San Diego Farmers Outlet, Inc. (SDFO), a California Corporation. San Diego Farmers Outlet was started in over thirty-five years ago to provide primarily restaurants customers in southern California’s three largest counties with quality food and produce, and does business under the name of Farmers Outlet and San Diego Farmers Outlet.

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

For the years ended December 31, 2018 and 2017

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

Principles of Consolidation

The consolidated financial statements include the Company, Snöbar Holdings, San Diego Farmers Outlet, MGD, IPIC and the Trust, which was established to hold IPIC, which in turn holds liquor licenses. All inter-company accounts have been eliminated during consolidation. See the discussion in Note 1 above for variable interest entity treatment of the Trust and IPIC.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As at December 31, 2018, the Company has $0 in deferred revenue. This is comparable to deferred revenue balance of $15,042 as of December 31, 2017, which was as a result of prepayment by two of its customers.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of December 31, 2018, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of December 31, 2018, the Company had a cash balance of $151,058 in cash and cash equivalents, compared to $69 at December 31, 2017.

Accounts Receivable

Accounts receivable are stated at net realizable value of $280,142. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2018, the Company wrote off $3,820 of bad debt expense. The Company did not write off any during the year ended December 31, 2017.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2018, the Company had $160,858 of inventory assets consisting of San Diego Farmers Outlet, Inc.’s fresh produce and food products. As of December 31, 2017, the Company has $0 in inventories.

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

Identifiable Intangible Assets

As of December 31, 2018, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet) $193,000

Wholesale Customer Relationships $266,000

Total Identifiable Intangible Assets $459,000

Goodwill

Assembled Workforce $21,000

Unidentified Intangible Value $470,000

Total Goodwill $491,000

Total Intangible Assets $950,000

Management does not believe that there is an impairment as of 2018

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to the short-term maturity of these instruments.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

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

For the years ended December 31, 2018 and 2017

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,547,598 for the year ended December 31, 2018 and has an accumulated deficit of $7,499,045 as at December 31, 2018.

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

As of December 31, 2018, the Company had inventory assets for a total of $160,858. No inventories were recorded as of December 31, 2017.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2018 and December 31, 2017, consisted of:

	December 31, 2018	December 31, 2017
Computers	$11,788	$15,986
Freezers		39,153
Office Furniture		15,687
Rugs		6,000
Software - Accounting		2,901
Telephone System		5,814
Video Camera		1,528
Building & Improvement	25,000
Forklift 1	3,000
Forklift 2	2,871
Truck 2004 Hino 1	10,000
Truck 2004 Hino 2	10,000
Truck 2018 Hino 155 5347	30,181
Truck 2018 Hino 155 5647	30,181
Truck 2018 Hino 155 5680	30,181

Accumulated Depreciation	(40,408)	(55,225)

Net Book Value	$112,793	$27,843

Depreciation expense for the year ended December 31, 2018 was $17,626 compared to $3,995 for the same period of December 31, 2017.

6.	ACCRUED EXPENSE

As of December 31, 2018, the Company had accrued expenses of $286,598 compared to $332,503 for the year ended December 31, 2017.

7.	INCOME TAX

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

8.	RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of December 31, 2018:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$52,692
A. Masjedi	500,000	6/1/2013	151,094
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2102	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman	16,000	9/9/2014	16,000
Total	$696,000		$245,786

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings , entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term of the note. The balance of the note at December 31, 2018 was $52,692.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of December 31, 2018.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of December 31, 2018.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2020 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of December 31, 2018.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizolla Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of December 31, 2018, the outstanding balance under this note was $231,067, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2020 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of December 31, 2018.

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

As of December 31, 2018, the Company had total short-term notes payable of $646,199 and long-term notes payable of $2,286,821.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of December 31, 2018:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
TRA Capital	106,112	3 loans	106,112
BNA Inv	223,499	6 loans	223,499
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	221,723
JSJ, Investments	75,000	7/12/17	55,000
PowerUp	119,000	7/25/17	126,000
Tiger Trout	40,000	8/8/18	40,000
TCA Global fund	2,150,000	5/1/18	2,218,802

	$2,996,905		$3,127,957

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February, 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of December 31, 2018.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note is current and the entire balance is owed and outstanding as of December 31, 2018.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of December 31, 2018.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

In February 2014, MGD entered into a secured promissory note with a certain unrelated third party for $10,000. The note was secured by interests in tangible and intangible property of MGD. The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off. The effective interest rate on the note is 137%. The outstanding balance of the note is $1,000 as of December 31, 2018.

On May 19, 2014, Snöbar Holdings entered into a secured convertible promissory note with a principal balance of $500,000. The note was secured by interests in cash, accounts receivable, other receivables, inventory, supplies, other assets of Snöbar Holdings including general intangibles and rights of each liquor license owned by Snöbar Trust. The note has an interest rate of 10% and an original maturity date of December 31, 2015. The Company was to make interest only payments beginning July 1, 2014. The lender determined Snöbar Holdings to be in default and on January 29, 2015, entered into a mutually agreed loan modification. The agreement increased the principal balance of the note as of December 31, 2014 to $527,333 and all interest due and payable was deemed to have been paid and the conversion rights of the note were removed. The modification also removed and deleted, in its entirety, all secured interests in cash, accounts receivable, other receivables, inventory, supplies, and other assets of Snöbar Holdings, including intangibles, and rights of each liquor license owned by Snöbar Trust. The maturity date was December 31, 2015 if Snöbar Holdings is not in default, the maturity date of the note should automatically be extended to December 31, 2017 (“First Extended Maturity Date”). Commencing on January 1, 2016, Snöbar Holdings was to make monthly payments of $15,000 until the First Extended Maturity Date. Assuming Snöbar Holdings was not in default with respect to its obligations as of the First Extended Maturity Date, the note would have automatically been extended to December 31, 2018 (“Second Extended Maturity Date”). Commencing on January 1, 2017, the monthly payments increased to $25,000 for every month until the Second Extended Maturity Date. All accrued but unpaid interest, charges and the remaining principal balance of the note was fully due and payable on the Second Extended Maturity Date. In January of 2016 the company decided to enter into renegotiation period for the repayment terms of the modification dated January 29, 2015. As a result of the renegotiation with the note holder

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On February 13, 2017, the Company entered a settlement agreement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 restricted shares of the Company’s common stock and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020. As of March 10, 2017, the Company issued to the creditor, 400,000 restricted shares of the Company’s common stock, and also paid the $25,000 for the required March 31, 2017 cash payment. The $25,000 payment due in 2018 was paid to JRSR26 on March 1, 2018. The balance of the note as of December 31, 2018 is $175,000.

Effective September 30, 2015, the Company entered into amended promissory notes with a certain unrelated third party in an amount of $272,500, one for $172,500, and two others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017, but have been extended to November 15, 2017 for a fee of $15,000. The notes had a principal outstanding balance of $207,500 as of December 31, 2018.

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

As of December 31, 2018, the Company had short-term notes payable of $456,914 and long-term notes payable of $311,821.

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

The 200,907,197 restricted shares of the Company’s common stock issued during the fiscal year ended December 31, 2018 were for the following: issued 135,230, 803 for repayment of stocks ( i.e. note conversion), issued 71,350,098 shares of its common stock, cancelled 6,500,000 shares issued in the first quarter of 2018 and issued reverse stock split for 826,296.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. Effective as of October 2016, the Company designated 1,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any class of stock of the Company and has no preferences to dividends or liquidation rights. As of December 31, 2018 and 2017, there were 1,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2018 through December 31, 2018, the Company issued 200,907,197 shares of its common stock to various investors for cash and other considerations.

From January 1, 2018 through December 31, 2018, the Company issued 135,230,803 shares of its common stock for repayment of debt (i.e. converted debt), issued 71,350,098 for various considerations, cancelled 6,500,000 shares issued in the first quarter of 2018 and issued dividend or reverse split of 826,296.

The Company is authorized to issue up to 500,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of December 31, 2017 and 2018, there were 36,430,248 and 237,337,445 shares of the Company’s common stock issued and outstanding, respectively.

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

In December 2017, the Company issued 1,240,000 shares of its common stock under the 2017 Plan and pursuant to the Form S-8 to a certain consultant in settlement of amounts owed by the Company for services provided by such consultant. As of December 31, 2018, other than such issuance, no other awards or shares of the Company’s common stock have been issued under the 2017 Plan.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective because of the material weaknesses described below.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2018. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2018:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2018. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

The following individuals serve as executive officers and directors of Pacific Ventures as of March 28, 2018:

Name	Age	Positions

Shannon Masjedi (1)	44	President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director

Marc Shenkman	55	Chairman of the Board of Directors

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

Marc Shenkman . Mr. Shenkman, as Chairman of the Board of Directors of Pacific Ventures, is responsible for, among other things, the general oversight of the affairs of Pacific Ventures, has corporate oversight of all of its business, including implementation of long term plans, and preside when present at all meetings of the stockholders and the Board of Directors. Mr. Shenkman has served as a director of Snöbar Holdings since January 2013. From year 2000 to present, Mr. Shenkman worked as the President of Priority Financial Network. Priority Financial Network is a mortgage brokerage company that closed over$2 billion in FHA,and“A”through“D”residential and commercial loans over the past several years. While working at Priority Financial Network, Mr. Shenkman has been producing personal loans in the range of$60 million to $100 million per year and managing over 89 employees and loan officers. Mr. Shenkman graduated from the University of Vermont with a Bachelor of Arts in Economics and a Bachelor of Arts in Political Science. Mr. Shenkman brings knowledge and experience in the banking and financial industries. His experience in the financial markets will help Pacific Ventures Group navigate in the public marketplace. Mr. Shenkman does not hold, and has not previously held, any directorships in any other reporting companies. Mr. Shenkman was a member of Raynol LLC which filed for Chapter 11 bankruptcy in May 2010, which bankruptcy was dismissed (not discharged) in May 2012.

Shannon Masjedi . Mrs. Masjedi, as President, Chief Executive Officer and Secretary of Pacific Ventures, will be responsible for, among other things, subject to the supervision and direction of the Board of Directors of Pacific Ventures, the general management and control of its specified day-to-day business operations, and implementing its short and long term plans, and, as Secretary of Pacific Ventures, will be responsible for, among other things, attending all meeting of the stockholders, the Board, and, as required, committees of the Board and recording all the proceedings of such meetings in books to be kept for that purpose.

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

(3) To the extent that a director, officer, employee, or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in (1) or (2) of this subsection, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection therewith.

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

Pacific Ventures Compensation

The following table sets forth certain compensation information for: (i) Pacific Ventures’ principal executive officer serving in such capacity during fiscal years ended December 31, 2018 and 2017; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018 and 2017; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018 and 2017. Compensation information is shown for the fiscal years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Bob Smith, CEO (1)	2017	-0-	-0-	-0-	-0-	-0-	-0-
Shannon Masjedi, CEO	2018	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Smith was terminated as CEO in March 2017.

Snöbar Holdings Compensation

The following table sets forth certain compensation information for: (i) Snöbar Holdings ’ principal executive officer serving in such capacity during the fiscal years ended December 31, 2018and 2016; (ii) Snöbar Holdings ’ two most highly compensated executive officers other than its principal executive officer who were serving as executive officers at December 31, 2018 and 2016; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2018 and 2017. Compensation information is shown for the fiscal years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Shannon Masjedi, CEO/President	2018	$-0-	-0-	-0-	-0-	-0-	$-0-
	2017	$-0-	-0-	-0-	-0-	-0-	$-0-

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

Compensation Committee Interlocks and Insider Participation

We have no compensation committee of our board of directors, and during the year ended December 31, 2018, our directors and officers participated in deliberations of our board of directors regarding officer compensation. During the year ended December 31, 2018, no executive officer of our Company (i) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors, (ii) served as a director of another entity, one of whose executive officers served on our board of directors, or (iii) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

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

COMMON STOCK

	Amount and Nature of Beneficial Ownership (1)	Percentage of Class Common (2)
Executive Officers and Directors

Shannon Masjedi (2)	13,864,639	24.51%
Marc Shenkman (3)	650,000	1.15%
All officers and directors a group (2 persons)	14,614,639	25.83%

5% Shareholders
ACD Trust (2)	13,864,639	24.51%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. Applicable percentage ownership is based on 56,569,655 shares of our common stock outstanding as of March 25, 2018.

(2)	Represents of 13,864,639 shares of our common stock owned by ACD Trust (“Trust”). The trustee of the Trust is Shannon Masjedi who holds voting and investment power over the shares of our common stock owned by the Trust. In addition, Mrs. Masjedi owns 1,000,000 shares of Series E Preferred Stock with such shares having a 10-to-1 voting preference where every one share of Series E Preferred Stock is equivalent in votes to ten shares of common stock. As such, Mrs. Masjedi would have 35.85% of the voting control of the issued and outstanding stock when the 10,000,000 shares of voting are added to the existing 56,569,655 shares of issued and outstanding common stock, for an aggregate total of 66,569,655 shares of issued and outstanding common stock.

(3)	Represents 650,000 shares of our common stock owned directly by Mr. Shenkman.

PREFERRED STOCK

	Amount and Nature of Beneficial Ownership (1)		Percentage of Class Preferred
Executive Officers and Directors

Shannon Masjedi (2)	1,000,000		100.0%
Marc Shenkman	0		0.0%
All officers and directors a group (2 persons)	1,000,000	(2)	100.0%

5% Shareholders
None	0		0%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our preferred stock held by them. Applicable percentage ownership is based on 1,000,000 shares of our Preferred Stock (designated as Series E Preferred Stock) issued and outstanding as of March 25, 2018.

(2)	Represents 1,000,000 shares of our Series E Preferred Stock owned directly by Mrs. Masjedi. Each share of Series E Preferred Stock has a 10-to-1 voting preference where every one share of Series E Preferred Stock is equivalent in votes to ten shares of Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 3, 2017, Pacific Ventures’ board of directors (the “Board of Directors”) adopted, by written consent, in accordance with the General Corporation Law of the State of Delaware, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), which reserves a total of 1,500,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) for issuance under the 2017 Plan. As described below, incentive awards authorized under the 2017 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). If an incentive award granted under the 2017 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2017 Plan.

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

Grants ― The 2017 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

●	Options granted under the 2017 Plan entitle the grantee, upon exercise, to purchase up to a specified number of shares from us at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option generally cannot be less than the fair market value of Common Stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of Common Stock on the date of grant.

●	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

●	The Compensation Committee or the Board of Directors may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

●	The 2017 Plan authorizes the granting of stock awards. The Compensation Committee or the Board of Directors will establish the number of shares of our common stock to be awarded (subject to the aggregate limit established under the 2017 Plan upon the number of shares of our common stock that may be awarded or sold under the 2017 Plan) and the terms applicable to each award, including performance restrictions.

●	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

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

In December 2017, the Company issued 1,240,000 shares of its common stock under the 2017 Plan to a certain consultant in settlement of amounts owed by the Company for services provided by such consultant. As of December 31, 2018, other than such issuance, no other awards or shares of the Company’s common stock have been issued under the 2017 Plan.

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

Promissory Notes with Related Parties

In January 2011, MAS Global Distributors, Inc. (“MGD”), which is now a majority owned subsidiary of Snöbar Holdings , entered into an unsecured promissory note with a person, who is now an officer and shareholder of Pacific Ventures. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020. Interest against the note was subsequently extinguished. The balance of the notes payable at December 31, 2018 was $52,692.

In February of 2012, MGD entered into an unsecured promissory note with a person, who is now a shareholder of the Company. The note had a principal balance of $30,000 with an interest rate of 8% and a maturity date of August 1, 2014. The note’s maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note’s balance is $25,000 as of December 31, 2018 and 2017, respectively.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Marc Shenkman, who is Chairman of our Board of Directors and a shareholder in the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note has a principal balance of $10,000 as of December 31, 2018.

On February 23, 2012 Snobar Holdings entered into a promissory note with a related party, now a shareholder of the Company, for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. As of December 31, 2018 there is a $10,000 balance.

Snöbar Holdings entered into a promissory note agreement with a relative and former officer to purchase all shares and interests in IPIC, including liquor licenses, for $500,000. The note bears no interest and payments are due in five installments of $100,000 due each year beginning on December 31, 2013 and going through December 31, 2018, subsequently extended to December 31, 2020. The entire purchase price of $500,000 was expensed in 2013 and the balance on the note was $231,067 and $299,522 as of December 31, 2018 and 2017 respectively.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with Marc Shenkman, who is Chairman of our Board of Directors and a shareholder in the Company. The note had a principal balance of $10,000 with an interest rate of 5% and had a maturity date of March 14, 2014 and was subsequently extended to December 14, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note is current and has an outstanding balance of $6,000 and $6,000 as of December 31, 2018 and 2017 respectively.

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

In 2014, Snöbar Holdings entered into unsecured promissory notes with Marc Shenkman, who is Chairman of our Board of Directors and a shareholder in the Company The notes had a total principal balance of $16,000 with an interest rate of 2% and are due on Dec 31 2018 subsequently extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. As of December 31, 2018 the balance was $16,000.

From 2012 through December 31, 2018, Shannon Masjedi, our CEO, President, Treasurer and Interim CFO, has provided an unsecured credit line to the Company, payable on demand without interest. As of December 31, 2018 the current balance is $25,693.

We believe that each reported transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

The Snöbar Trust

The Snobar Trust (the “Trust”) a California Trust formed on June 1, 2013. Snöbar Holdings is the trustor and sole beneficiary of Trust. The current trustee that holds legal title to the Trust is Clark Rutledge, who is the father of Shannon Masjedi, who is the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and majority stockholder . So long as the trustor is in existence, on demand of the trustor or the beneficiary, the trustee shall distribute to the trustor any or all of the property contained in the beneficiary. Subject to the terms of the Trust, the trustor may remove any acting trustee, or designate one or more successor trustees. Any trustee may resign at any time. The Trust shall terminate upon the earlier of (i) withdrawal or distribution of all assets from the Trust or the date upon which the trustor ceases to be in existence. As of the date of this annual report, the Trust owns 100% of the shares of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust. Snöbar Holdings also owns 99.9% of the shares of MGD, which is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD. The Trust and IPIC are considered variable interest entities.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2018:	$10,500

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

Pre-Approval Policies and Procedures

We do not currently have a separate audit committee. Our board of directors is responsible for the pre-approval of all audits and permitted non-audit services to be performed for our Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2018 and 2017 were approved by our board of directors in accordance with the procedures described below.

Our board of directors reviews and approves all audit and non-audit services proposed to be provided, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to us for the years ended December 31, 2018 and 2017 that were not approved by our board of directors. Our board of directors determined that the services rendered by Dylan Floyd Accounting & Consulting are compatible with maintaining their independence as our independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Consolidated Financial Statements of Pacific Ventures Group, Inc.:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2018 and 2017

●	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2018 and 2017

●	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

** SEC Counsel or CPA to add footnotes below **

(b)	Exhibits.

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015).
2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).
2.3††	Asset Purchase Agreement, dated as of January 31, 2018, by and among the Company, Royalty Foods, LLC and San Diego Farmers Outlet, Inc. (Incorporated by reference to Exhibit 2.1to the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2018).
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2017).
3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).
3.3	Amendment No. 1 to the Bylaws effective August 14, 2015.
10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.2	Distribution Agreement, dated March 16, 2015, by and between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.3	Distribution Agreement, dated June 5, 2015, by and between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3tothe Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).

Exhibit Number	Description
10.4	Exclusive Distribution Agreement, dated February 3, 2015, by and between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.5	Distribution Agreement, dated May 1, 2015, by and between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.7	Anti-Dilution Agreement, dated September 25, 2015, by and among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.9	Trust Agreement, dated June 1, 2013, by and between Snobar Holding, Inc. and Azizollah Masjedi (Incorporated by reference to Exhibit 10.9to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.10	Form of Promissory Note by and between the Company and certain related parties (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.11†	Pacific Ventures Group, Inc. 2017 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.12†	Form of Pacific Ventures Group, Inc. Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.13†	Form of Pacific Ventures Group, Inc. Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
16.1	Letter from Anderson Bradshaw PLLC, dated April 20, 2016, addressed to the Securities and Exchange Commission (incorporated by reference from the Company’s Current Report on Form 8-K, as filed on April 20, 2016, Exhibit 16).
21.1*	List of subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
††	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: April 11, 2019	By:	/s/ Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shannon Masjedi	Director	April 11, 2019
Shannon Masjedi

/s/ Marc Shenkman	Chairman of the Board of Directors	April 11, 2019
Marc Shenkman

