Form 10-Q
period 2019-03-31
Pacific Ventures Group, Inc.
filed 2019-05-20
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 31, 2019, there were 275,858,986 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Condensed Consolidated Balance Sheets

	For the three months ended
	March 31, 2019	December 31, 2018
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$7,612	$118,579
Accounts receivable	245,846	280,142
Inventory Asset	198,475	160,858
Other Current Asset	74,000	32,479
Deposits	1,500	1,500
Total Current Assets	527,433	593,558
Fixed Assets
Fixed assets, net	$106,317	$112,793
Total Fixed Assets	106,317	112,793
Other Assets
Intangible Assets	$950,000	$950,000
Rent Deposit	11,520	11,520
	961,520	961,520
TOTAL ASSETS	$1,595,270	$1,667,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$628,403	$597,888
Accrued expenses	289,621	286,598
Deferred revenue
Current portion, notes payable	734,728	772,334
Current portion, notes payable - related party	230,686	203,786
Current portion, leases payable	88,896	88,896
Total Current Liabilities	1,972,334	1,949,502

Long-Term Liabilities:
Notes payable	$2,239,967	$2,259,081
Notes payable - related party	87,048	42,000
Total Long-Term Liabilities	2,327,015	2,301,081

Total Liabilities	$4,299,349	$4,250,582

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 Series E, issued and outstanding	$1,000	$1,000
Common stock, $.001 par value, 500,000,000 shares authorized, and 237,337,445 issued and outstanding, respectively.	275,033	236,511
Additional paid in capital	4,817,853	4,678,823
Accumulated deficit	(7,797,964)	(7,499,045)

Total Stockholders’ Equity (Deficit)	$(2,704,078)	$(2,582,711)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,595,270	$1,667,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2019	2018

Sales, net of discounts	$1,289,283	$-
Cost of Goods Sold	1,010,290	-
Gross Profit	278,994	-
Operating Expenses
Selling, general and administrative	245,803	237,526
Marketing and Advertising	8,440
Depreciation expense	6,476	226
Professional fees	141,648

Operating Expenses/(Loss)	402,366	237,752
Income/(Loss) from Operations	(123,372)	(237,752)
Other Non-Operating Income and Expenses
Interest expense	(189,566)	(65,965)

Net Income/(Loss) before Income Taxes	(312,938)	(303,716)
Provision for income taxes	-	-
Net Ordinary Income/(Loss)	(312,938)	(303,716)
Other Income / Expense
Other Income - Other	10,174
Net Income/(Loss)	$(302,764)	(303,716)
Basic and Diluted Loss per Share - Common Stock	$(0.00110)	$(0.00500)

Weighted Average Number of Shares Outstanding: Basic and Diluted Class A Common Stock	275,858,986	60,749,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the three months
	ended March 31,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(302,764)	$(303,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	6,500	86,750
Accumulated Depreciation	6,476	(59,000)
Changes in operating assets and liabilities
Accounts receivable	34,296	189
Inventory	(37,617)
Trucks	-
Deposits	-
Accounts payable	30,515	55,325
Accrued expenses	3,023	39,170
Capitalized interest and penalty fees	54,295
Retirement of fixed assets	-	85,488
Net Cash Used in Operating Activities	(205,277)	(95,794)
INVESTING ACTIVITIES
Receivable - Related	(74,000)

Net Cash Used In Investing Activities	(74,000)

FINANCING ACTIVITIES
Proceeds from notes payable	126,000	95,881
Proceeds from notes payable - Related	45,048
Repayment of notes payable	(44,113)
Repayment of notes payable - Related		(95,416)
Debt Conversion	(166,000)
Shares issued for debt conversion	171,051	108,183
Common stocks issued for cash
Prior period adjustment to retained earnings	3,846	(11,913)
Net Cash Provided by Financing Activities	135,831	96,735

NET DECREASE IN CASH	(143,446)	942
CASH AT BEGINNING OF PERIOD	151,058	69

CASH AT END OF PERIOD	$7,612	$1,011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest and penalty fees	$93,895	$3,000
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$171,051	$-

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

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As of March 31, 2019, the Company has $ 0 in deferred revenue. As of December 31, 2018, the Company also had $0 deferred revenue.

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

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of March 31, 2019, the Company has a cash balance of $7,612 in cash and cash equivalents, compared to $151,058 at December 31, 2018.

Accounts Receivable

As of March 31, 2019, Accounts Receivable are stated at net realizable value of $245,846. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2018, the Company wrote off $3,820 of bad debt expense. The Company did not write off any bad debts during the three months ended March 31, 2019, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2018, the Company had $160,858 of inventory assets consisting of San Diego Farmers Outlet, Inc.’s fresh produce and food products. As of March 31, 2019, the Company has $198,475 in inventories.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $302,764 for the three months ended March 31, 2019, and has an accumulated deficit of $7,797,964 as of March 31, 2019.

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

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

4. INVENTORIES

As of March 31, 2019, the Company had inventory assets for a total of $198,475. No inventories were recorded as of March 31, 2018.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2019 and December 31, 2018, consisted of:

	March 31, 2019	December 31, 2018
Computers	$11,788	$11,788
Freezers
Office Furniture
Rugs
Software-Accounting
Telephone System
Video camera	-	-
Building & Improvement	25,000	25,000
Forklift 1	3,000	3,000
Forklift 2	2,871	2,871
Truck 2004 Hino 1	10,000	10,000
Truck 2004 Hino 2	10,000	10,000
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2018 Hino 155 5680	30,181	30,181

Accumulated Depreciation	(46,884)	(40,408)

	$106,317	$112,793

Depreciation expense for the three months ended March 31, 2019 was $6,476 compared to $226 for the same period of March 31, 2018.

6. ACCRUED EXPENSE

As of March 31, 2019, the Company had accrued expenses of $289,621 compared to $286,598, for the year-end December 31, 2018.

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

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of March 31, 2019:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$52,692
A. Masjedi	500,000	6/1/2013	177,994
Shannon Masjedi	45,048	3/2019	45,048
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$741,048		$317,734

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Office, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term of the note. The balance of the note at March 31, 2019 was $52,692.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of March 31, 2019.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of March 31,2019.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2020 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of March 31, 2019.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizolla Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of March 31, 2019, the outstanding balance under this note was $177,994, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2020 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of March 31, 2019.

In March 2019, Pacific Ventures Group entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, director and majority stockholder. The note had a principal balance of $46,000 with an interest rate of 8% and has a maturity date of December 31, 2023. The balance of the note at March 31, 2019 was $46,000.

As of March 31, 2019, the Company had total short-term notes payable of $965,415 and long-term notes payable of $2,423,557.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of March 31, 2019:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/2013	$86,821
A. Rodriguez	15,000	7/22/2013	15,000
A. Rodriguez	10,000	2/21/2014	10,000
TRA Capital	106,112	3 loans	106,112
BNA Inv	223,499	6 loans	223,499
Brian Berg	30,000	2/1/2012	25,000
Classic Bev	73,473	5/1/2017	224,117
JSJ, Investments	75,000	7/12/2017	55,000
PowerUp	119,000	7/25/2017	126,000
TCA Global fund	2,150,000	5/1/2018	2,199,688

	$2,888,905		$3,071,238

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

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On February 13, 2017, Pacific Ventures entered settlement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 shares of PACV restricted common stocks and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020. As of March 10, 2019, Pacific Ventures has issued to the creditor, 400,000 shares of PACV restricted common stocks, and has also paid the $200,000 for the required cash portion of the settlement agreement. As of March 31, 2019 the cash balance of the settlement agreement is $0.00.

On July 12, 2017, the issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. As of March 31, 2019 the balance of the note was $60,000. The note is in default and has complaint filed pending mediation.The note is convertible at any time after the issuance date, bears interest at 12% and matured on April 12, 2018.

Effective September 30, 2017, the Company entered into amended promissory notes with a certain unrelated third party in an amount of $372,500, one for $172,500, and four others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017, but have been extended to November 15, 2017 for a fee of $15,000. The notes had a principal outstanding balance of $348,601 as of March 31, 2019, including the $15,000 extension fee. The note is currently in default and there is a pending complaint.

In September of 2018, the Company entered into a financing arrangements pursuant to which the Company borrowed a total principal of $126,000 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance is $126,000.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $224,117, which includes interest and penalty charges.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Fund for $1,750,000. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The Company is to make interest only payments of $24,462 for 2 month; $10,000 for the next 4 months; subsequent payments of $45,500 until the loan is paid off. The effective interest rate on the note is 16%. On July 26, 2018, the Company entered into a second loan with TCA Global Fund for $400,000. The outstanding balance of the notes with TCA Global Fund is $2,199,688 as of March 31, 2019.

As of March 31, 2019, the Company had total short-term notes payable of $965,415 and long-term notes payable of $2,423,557.

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

The 200,907,197 restricted shares of the Company’s common stock issued during the fiscal year ended December 31, 2018 were for the following: issued 135,230, 803 for repayment of stocks, issued 71,350,098 shares of its common stock, cancelled 6,500,000 shares issued in the first quarter of 2018 and issued stock dividends for 826,296 shares.

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. Effective as of October 2016, the Company designated 1,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any class of stock of the Company and has no preferences to dividends or liquidation rights. As of March 31, 2019, there were 1,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2019 through March 31, 2019, the Company issued 38,521,541 shares of its common stock to various investors for cash and other considerations.

From January 1, 2018 through March 31, 2019, the Company issued 37,888,541 shares of its common stock for repayment of debt and issued 633,000 for various considerations.

The Company is authorized to issue up to 500,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of March 31, 2019 and 2018, there were 275,858,986 and 60,749,882 shares of the Company’s common stock issued and outstanding, respectively.

10. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under two operating leases for office spaces and associated building expenses. Both leases are on a month-to-month basis at a monthly rate of $450 and $330, respectively.

San Diego Farmers Outlet currently operates under a 5 year lease with 2 optional extensions for an additional 5 year term and is obligated to pay $6000.00 a month.

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

As of March 31, 2019, Snöbar products are currently being sold in the east coast by our distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see “Plan of Operations” below for further detail.

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

The Company’s plan is to increase sales revenue from the sales of San Diego Farmers Outlet retail and wholesale. Although the Company has been able to extend the maturity dates as well as repayment terms of a substantial amount of such debt, there is no assurance that the Company will be able to further extend such repayments or maturity dates to avoid a default, as such further extension depends on the consent of the holders of such debt. If the Company is unable to make such payments and repayments and unable to extend and delay required payments or maturities of such debt, the holders of such debt will have the right to take legal action seeking enforcement of the debt. If any legal action is taken against it, the Company would face the risk of having to deplete our limited cash resources to defend against such suit or face the entry of a default judgment. In either event, such action would have grave impact on the Company’s operations. The Company’s ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful, which would in turn significantly affect our ability to be successful in its new business plan. If not, the Company will likely be required to reduce operations or liquidate assets. The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company’s working capital and other cash requirements.

Results of Operations

Three Months ended March 31, 2019, as Compared to Three Months Ended March 31, 2018

Revenues ― The Company recorded $1,289,283 revenue for the three months ended March 31, 2019 as compared to $0 for the same period of March 31, 2018. The Company had $198,475 inventory of saleable merchandise as compared to $0 for the same period of March 31, 2018.

Operating Expenses ― Total operating expenses for the three months ended March 31, 2019 were $402,366 as compared to $237,752 in the same period in, 2018, due to increased operating activities during the period ended March 31, 2019, and an increase in general and administrative expenses, marketing and advertising and professional fees.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses, including marketing and advertising and professional expenses for the three months ended March 31, 2019 increased by $158,364 to $395,890 from $237,752 in the same period in 2018, which was due to an increase in marketing and business development expenses and professional fees.

Marketing and Advertising Expenses – Marketing and advertising expenses for the three months ended March 31, 2019 was $8,440 which includes marketing and business development expenses.

Professional fees – Professional fees expenses for the three months ended March 31, 2019 was $141,648, which includes accounting, legal fees and consulting services.

Depreciation Expense ― Depreciation expense for the three months ended March 31, 2019 and 2018 was $6,476 and $226, respectively.

Salaries and Wages ― Salaries and wages expense, in the form of payroll expenses for the three months ended March 31, 2019 was $113,543, which is included under selling & general expenses as compared to $0 for the prior same period.

Other Non-Operating Income and Expenses ― For the three months period ended March 31, 2019, the Company recorded interest and penalty expenses of $189,566, resulting to a non-operating loss in the same amount. In the three months ended March 31, 2018, the Company recorded other non-operating expenses of $ 65,965 in interest expense for a non-operating loss in the same amount.

Net Loss ― Net loss for three months ended March 31, 2019 was $302,764, as compared to net loss of $303,716 for the three months ended March 31, 2018.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2019, the Company had a working capital deficit of $1,444,901, consisting of ($25,123) in cash, $245,846 in accounts receivable, $198,475 in inventory, $106,735 in other assets and $1,500 in deposits, offset by accounts payable $628,403, accrued expenses of $289,621, $88,897 in equipment and $965,415 in the current portion of notes payable.

For the three months period ended March 31, 2019, the Company used $205,277 of cash in operating activities, used cash of $74,000 for investing activities and obtained $135,831 cash from financing activities, resulting in a decrease in total cash of $143,446 and a balance of $7,612 for the period. For the three months period ended March 31, 2018, the Company used cash of $95,794 in operating activities and obtained cash of $96,735 from financing activities, resulting in an increase in cash of $942 and a cash balance of $1,011 at the end of such period.

Total current assets as of March 31, 2019 were $527,433, while current liabilities for the three months period ended March 31, 2019 were $1,972,334. The Company has incurred an operating loss of $302,764 for the three months period ended March 31, 2019, largely due the increase in operating expenses and increase in marketing and business development expenses and professional fees. During the three months period ended March 31, 2019, the Company had an accumulated deficit of $7,797,964. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of March 31, 2019		As of December 31, 2018
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	734,728	2,336,509	772,334	2,355,623
Notes Payable - Related	230,686	87,048	203,786	42,000
	$965,415	$2,423,557	$976,120	$2,397,623

Total Notes Payable for related and unrelated parties increased by $15,229 from the fiscal year ended December 31, 2018 from $3,373,743 to $3,388,971 in three months period ended March 31, 2019.

As of March 31, 2019, total stockholders’ equity deficit increased to $2,704,078 from $2,582,711 as of December 31, 2018. Accumulated deficit increased from $7,499,045 in the fiscal year ended December 31, 2018 to $7,797,964 for the three months period ended March 31, 2019.

As of March 31, 2019, the Company had $7,612 in cash to fund our operations. The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity in the past has been cash generated by issuing new shares of the Company’s common stock and cash generated from loans to us. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. Expanding market awareness of the SnöBar products and our international distribution networks, together with further improvement of the SnöBar products will require future capital and liquidity expansion. Since our inception in January 2013, our shareholders have contributed a significant amount of capital making it possible for us to develop and market the SnöBar products. To continue to develop our product offerings and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through additional private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2019.Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2019:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. The company is not aware of any other legal procedings except what is listed below.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2019, the Company issued 24,319,634 shares of its common stock, of which (i) 17,350,000 shares were issued for services valued at $86,750, and (ii) 6,969,634 shares were issued as repayment of debt in the amount of $108,183.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2019, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

Exhibit
Number	Description

10.11	Form of Pacific Ventures Group, Inc. Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: May 20, 2019	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

