Form 10-Q
period 2019-06-30
Pacific Ventures Group, Inc.
filed 2019-08-19
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of June 30, 2019, there were 275,858,986 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the six months
	ended June 30, 2019	December 31, 2018
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$(11,345)	$118,579
Accounts receivable	243,847	280,142
Inventory Asset	371,220	160,858
Other Current Asset	124,000	32,479
Deposits	1,500	1,500
Total Current Assets	729,222	593,558
Fixed Assets
Fixed assets, net	$104,136	$112,793
Total Fixed Assets	104,136	112,793
Other Assets
Intangible Assets	$950,000	$950,000
Rent Deposit	11,520	11,520
	961,520	961,520
TOTAL ASSETS	$1,794,878	$1,667,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdraft	$-	$-
Accounts payable	802,181	597,888
Accrued expenses	302,880	286,598
Deferred revenue
Current portion, notes payable	813,118	772,334
Current portion, notes payable - related party	274,585	203,786
Current portion, leases payable	88,896	88,896
Total Current Liabilities	2,281,659	1,949,502

Long-Term Liabilities:
Notes payable	$2,331,876	$2,259,081
Notes payable - related party	123,620	42,000
Total Long-Term Liabilities	2,455,496	2,301,081

Total Liabilities	$4,737,155	$4,250,582

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 Series E, issued and outstanding	$1,000	$1,000
Common stock, $.001 par value, 1,000,000,000 shares authorized, and 275,858,986 issued and outstanding, respectively.	275,033	236,511
Additional paid in capital	4,817,853	4,678,823
Accumulated deficit	(8,036,161)	(7,499,045)

Total Stockholders’ Equity (Deficit)	$(2,942,276)	$(2,582,711)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,794,878	$1,667,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018

Sales, net of discounts	$1,127,028	$690,135	$2,418,994	$690,135
Cost of Goods Sold	716,870	481,673	1,729,107	481,673
Gross Profit	410,158	208,462	689,887	208,462
Operating Expenses
Selling, general and administrative	273,006	198,515	520,214	370,071
Marketing and Advertising	15,431	6,208	23,871	54,895
Penalty on Payroll Taxes
Depreciation expense	5,997	531	12,473	1,598
Financing Cost
Professional fees	186,289	72,508	327,937	265,369
Salaries and wages
Operating Expenses/(Loss)	480,724	277,762	884,495	691,933
Loss from Operations	(70,566)	(69,300)	(194,607)	(483,471)
Other Non-Operating Income and Expenses
Gain on shares issued for services	-	-	-	-
Interest expense	(167,170)	(189,148)	(356,737)	(255,113)
Forgiveness of Debt
Extraordinary Items
Net Income/(Loss) before Income Taxes	(237,737)	(258,448)	(551,344)	(738,583)
Provision for income taxes	-	-	-	-
Net Ordinary Loss	(237,737)	(258,448)	(551,344)	(738,583)
Other Income / Expense
Other Income - Other	208		10,382
Net Loss	$(237,529)	(258,448)	$(540,962)	(738,584)
Basic and Diluted Loss per Share - Common Stock	$(0.00086)	$0.00313	$(0.00196)	$0.00894

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	275,858,986	82,626,293	275,858,986	82,626,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months
	ended June 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(540,962)	$(738,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	6,500	58,051
Accumulated Depreciation	12,473	(34,628)
Changes in operating assets and liabilities
Accounts receivable	36,295	(220,074)
Inventory	(210,362)	(70,412)
Trucks	-	88,896
Deposits	-	(6,000)
Accounts payable	223,226	209,841
Accrued expenses	(2,651)	53,299
Repayment of Notes Payable		(208,500)
Capitalized interest or penalty fees	82,583
Retirement of fixed assets	-	85,488
Net Cash Used in Operating Activities	(392,899)	(782,622)
INVESTING ACTIVITIES
Receivable - Related	(124,000)	(1,600)
Computers	-	(10,426)
Purchase of equipment, building & improvements	(3,816)	(141,413)
Goodwill and Intangible Assets	-	(950,000)
Net Cash Used In Investing Activities	(127,816)	(1,103,439)

FINANCING ACTIVITIES
Proceeds from notes payable	179,000	2,058,778
Proceeds from notes payable - Related	97,620
Repayment of notes payable	72,796	(175,000)
Repayment of notes payable - Related		(70,416)
Debt Conversion	(166,000)
Shares issued for debt conversion	171,051	224,096
Common stocks issued for cash
Prior period adjustment to retained earnings	3,846	(4,884)
Net Cash Provided by Financing Activities	358,312	2,032,574

NET DECREASE IN CASH	(162,403)	146,514
CASH AT BEGINNING OF PERIOD	151,058	69

CASH AT END OF PERIOD	$(11,345)	$146,583

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest and penalty fees	$118,395	$29,563
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$171,051	$-

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

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of Snöbar Trust, a California trust (“Trust”), which was formed in June 1, 2013. The current trustee that holds legal title to the Trust is Clark Rutledge, the father of Shannon Masjedi, the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, and majority stockholder. The Trust owns 100% of the shares of IPIC, which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops and holds all of the rights to the liquor licenses to sell such products and trade names “Snöbar”. As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary. Snöbar Holdings also owns 99.9% of the shares of MGD. MGD is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

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

On May 1, 2018, Royalty Foods Partners, LLC – a Florida Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc. – completed an asset acquisition of San Diego Farmers Outlet, Inc. (SDFO), a California Corporation. San Diego Farmers Outlet was started in over thirty-five years ago to provide primarily restaurants customers in southern California’s three largest counties with quality food and produce and does business under the name of Farmers Outlet and San Diego Farmers Outlet.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred or services are performed. As of June 30, 2019, the Company has $ 0 in deferred revenue. As of December 31, 2018, the Company also had $0 deferred revenue.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of June 30, 2019, the Company has $31,858 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of June 30, 2019, the Company has a cash balance of $(11,345) in cash and cash equivalents, compared to $118,579 at December 31, 2018.

Accounts Receivable

As of June 30, 2019, Accounts Receivable are stated at net realizable value of $243,847. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2018, the Company wrote off $3,820 of bad debt expense. The Company wrote off $208 of bad debts during the six (6) months ended June 30, 2019, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2018, the Company had $160,858 of inventory assets consisting of San Diego Farmers Outlet, Inc.’s fresh produce and food products. As of June 30, 2019, the Company has $371,220 in inventories.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $540,962 for the six (6) months ended June 30, 2019, and has an accumulated deficit of $8,036,161 as of June 30, 2019.

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

4. INVENTORIES

As of June 30, 2019, the Company had inventory assets for a total of $371,220. The Company had inventory assets of $160,858 as of December 31, 2018.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2019 and December 31, 2018, consisted of:

	June 30, 2019	December 31, 2018
Computers	$11,788	$11,788
Freezers
Office Furniture
Rugs
Software-Accounting
Telephone System
Building & Improvement	25,000	25,000
Forklift 1	3,000	3,000
Forklift 2	2,871	2,871
Truck 2004 Hino 1	10,000	10,000
Truck 2004 Hino 2	10,000	10,000
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2018 Hino 155 5680	30,181	30,181
Warehouse Equipment	3,816

Accumulated Depreciation	(52,881)	(40,408)

	$104,136	$112,793

Depreciation expense for the six (6) months ended June 30, 2019 was $12,473 compared to $1,598 for the same period of June 30, 2018.

6. ACCRUED EXPENSE

As of June 30, 2019, the Company had accrued expenses of $302,880 compared to $286,598, for the year-end December 31, 2018.

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

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of June 30, 2019:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$68,692
A. Masjedi	500,000	6/1/2013	205,893
Shannon Masjedi	81,620	3/2019	81,620
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$777,620		$398,205

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Office, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term of the note. The balance of the note at June 30, 2019 was $68,692.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of June 30, 2019.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of June 30,2019.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2020 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of June 30, 2019.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of June 30, 2019, the outstanding balance under this note was $205,893, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2020 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of June 30, 2019.

In March 2019, Pacific Ventures Group entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, director and majority stockholder. The note had a principal balance of $46,000 with an interest rate of 8% and has a maturity date of December 31, 2023. The balance of the note at June 30, 2019 was $81,620.

As of June 30, 2019, the Company had total short-term notes payable of $1,087,703 and long-term notes payable of $2,455,496.

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of June 30, 2019:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
TRA Capital	106,112	3 loans	106,112
BNA Inv	223,499	6 loans	223,499
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	249,506
JSJ, Investments	75,000	7/12/17	55,000
Power Up	119,000	7/25/17	179,000
TCA Global fund	2,150,000	5/1/18	2,291,597

	$2,888,905		$3,241,536

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February, 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of June 30, 2019.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note is current and the entire balance is owed and outstanding as of June 30, 2019.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of June 30, 2019.

In February 2014, MGD entered into a secured promissory note with a certain unrelated third party for $10,000. The note was secured by interests in tangible and intangible property of MGD. The Company is to make payments of $181 each business day (Monday through Friday) until the loan is paid off. The effective interest rate on the note is 137%. The outstanding balance of the note is $1,000 as of June 30, 2019.

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

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On February 13, 2017, Pacific Ventures entered settlement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 shares of PACV restricted common stocks and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020. As of March 10, 2019, Pacific Ventures has issued to the creditor, 400,000 shares of PACV restricted common stocks, and has also paid the $200,000 for the required cash portion of the settlement agreement. As of June 30, 2019 the cash balance of the settlement agreement is $0.00.

On July 12, 2017, the issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. As of June 30, 2019 the balance of the note was $70,557.90. On June 4, 2019 the company went to mediation with JSJ in order to settle the debt owed. Both parties mutually agreed in an executed settlement agreement the following terms: JSJ shall receive the sum of $4,000.00 on or before June 24, 2019; the balance due Plaintiff of $70,557.90 shall be paid in 21 monthly installments of $3,359.90 per month. The first payment shall be due on August 15, 2019 and the remaining balance due on the Settlement Sum shall be paid in installments due on the 15th day of each month thereafter until the entire balance due on the Settlement Sum is paid in full

Effective September 30, 2017, the Company entered into amended promissory notes with a certain unrelated third party in an amount of $372,500, one for $172,500, and four others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017 but have been extended to November 15, 2017 for a fee of $15,000. The notes had a principal outstanding balance of $348,601 as of June 30, 2019, including the $15,000 extension fee. The note is currently in default and there is a pending complaint.

In September of 2018, the Company entered into a financing arrangement pursuant to which the Company borrowed a total principal of $126,000 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance is $126,000.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $249,506, which includes interest and penalty charges.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Fund for $1,750,000. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The Company is to make interest only payments of $24,462 for 2 month; $10,000 for the next 4 months; subsequent payments of $45,500 until the loan is paid off. The effective interest rate on the note is 16%. On July 26, 2018, the Company entered into a second loan with TCA Global Fund for $400,000. The outstanding balance of the notes with TCA Global Fund is $2,291,597 as of June 30, 2019.

As of June 30, 2019, the Company had total short-term notes payable of $1,087,703 and long-term notes payable of $2,455,496.

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

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. Effective as of October 2016, the Company designated 1,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any class of stock of the Company and has no preferences to dividends or liquidation rights. As of June 30, 2019, there were 1,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2019 through June 30, 2019, the Company issued 38,521,541 shares of its common stock to various investors for cash and other considerations.

From January 1, 2018 through June 30, 2019, the Company issued 37,888,541 shares of its common stock for repayment of debt and issued 633,000 for various considerations.

During the second quarter ending June 30, 2019, there was no share issued to various investors for cash or for other considerations.

The Company is authorized to issue up to 1,000,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of June 30, 2019, and December 30, 2018, there were 275,858,986 and 237,337,445 shares of the Company’s common stock issued and outstanding, respectively.

10. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under two operating leases for office spaces and associated building expenses. Both leases are on a month-to-month basis at a monthly rate of $450 and $330, respectively.

San Diego Farmers Outlet currently operates under a 5 year lease with 2 optional extensions for an additional 5 year term and is obligated to pay $6,000.00 a month.

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

As of June 30, 2019, Snöbar products are currently being sold in the east coast by our distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see “Plan of Operations” below for further detail.

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

The Company has recently signed an agreement with a new co-packer to produce and manufacture the Snobar Product Line. The new factory will produce the Snobar Product Line for a reduced price which will allow a greater margin for the company. The new factory has all of the necessary licensing in place required to manufacture the Snobar Product Line.

Results of Operations

Six Months ended June 30, 2019, as Compared to Six Months Ended June 30, 2018

Revenues ― The Company recorded $2,418,994 sales revenue for the six months ended June 30, 2019 as compared to $690,135 for the same period of June 30, 2018. The Company had $371,220 inventory of saleable merchandise as of June 30, 2019 as compared to $160,858 for the period ending December 31, 2018.

Operating Expenses ― Total operating expenses for the six months ended June 30, 2019 were $884,495 as compared to $691,933 in the same period in, 2018, due to increased operating activities during the period ended June 30, 2019, and an increase in general and administrative expenses, marketing and advertising and professional fees.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses for the six months ended June 30, 2019 increased by $150,143 to $520,214 from $370,071 in the same period in 2018, which was due to an increase in marketing and business development expenses and professional fees.

Marketing and Advertising Expenses – Marketing and advertising expenses for the six months ended June 30, 2019 was $23,871 which includes marketing and business development expenses compared to $54,895 in June 30, 2018.

Professional fees – Professional fees expenses for the six months ended June 30, 2019 was $327,937, which includes accounting, legal fees and consulting services compared to $265,369 during the same period in 2018.

Depreciation Expense ― Depreciation expense for the six months ended June 30, 2019 and 2018 was $12,473 and $1,598, respectively.

Salaries and Wages ― Salaries and wages expense, in the form of payroll expenses for the six months ended June 30, 2019 was $242,827, which is included under selling & general expenses as compared to $56,198 for the prior same period.

Other Non-Operating Income and Expenses ― For the six months period ended June 30, 2019, the Company recorded interest and penalty expenses in the amount of $356,737 for a non-operating loss in the same amount. In the six months ended June 30, 2018, the Company recorded other non-operating expenses of $ 255,113 in interest expense for a non-operating loss in the same amount.

Net Loss ― Net loss for six months ended June 30, 2019 was $540,962, as compared to net loss of $738,584 for the six months ended June 30, 2018.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2019, the Company had a working capital deficit of $1,552,437, consisting of ($11,345) in cash, $243,857 in accounts receivable, $371,220 in inventory, $124,000 in other assets and $1,500 in deposits, offset by accounts payable $802,181, accrued expenses of $302,879, $88,896 in equipment and $1,087,703 in the current portion of notes payable.

For the six months period ended June 30, 2019, the Company used $392,899 of cash in operating activities, used cash of $127,816 for investing activities and obtained $358,312 cash from financing activities, resulting in a decrease in total cash of $162,403 and a deficit balance of $11,345 for the period. For the six months period ended June 30, 2018, the Company used cash of $782,622 in operating activities, used cash of $1,103,439 for investing activities and obtained cash of $2,032,574 from financing activities, resulting in an increase in cash of $146,514 and a cash balance of $146,583 at the end of such period.

Total current assets as of June 30, 2019 were $729,222, while current liabilities for the six months period ended June 30, 2019 were $2,281,659. The Company has incurred an operating loss of $540,962 for the six months period ended June 30, 2019, largely due the increase in operating expenses and increase in interest expense and professional fees. During the six months period ended June 30, 2019, the Company had an accumulated deficit of $8,036,161. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of June 30, 2019		As of December 31, 2018
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	813,118	2,428,418	772,334	2,355,623

Notes Payable - Related	274,585	123,620	203,786	42,000
	$1,087,703	$2,552,038	$976,120	$2,397,623

Total Notes Payable for related and unrelated parties increased by $265,998 from the fiscal year ended December 31, 2018 from $3,373,743 to $3,639,741 in the six months period ended June 30, 2019.

As of June 30, 2019, total stockholders’ equity deficit increased to $2,942,276 from $2,582,711 as of December 31, 2018. Accumulated deficit increased from $7,499,045 in the fiscal year ended December 31, 2018 to $8,036,161 for the six months period ended June 30, 2019.

As of June 30, 2019, the Company had cash deficit $11,345 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2019:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2019, the Company issued 38,521,541 shares of its common stock, of which (i) 633,000 shares were issued for services valued at $6,500, and (ii) 37,888,541 shares were issued as repayment of debt in the amount of $171,051. No shares were issued during the second quarter, from the period April 1, 2019 to June 30, 2019.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2019, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

PACIFIC VENTURES GROUP, INC.

Date: August 19, 2019	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

