Form 10-Q
period 2019-09-30
Pacific Ventures Group, Inc.
filed 2019-11-15
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2019, there were 477,226,000 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the nine months
	ended Sept 30, 2019	December 31, 2018
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$13,577	$118,579
Accounts receivable	192,504	280,142
Inventory Asset	460,110	160,858
Other Current Asset	75,525	32,479
Deposits	1,500	1,500
Total Current Assets	743,217	593,558
Fixed Assets
Fixed assets, net	$94,562	$112,793
Total Fixed Assets	94,562	112,793
Other Assets
Intangible Assets	$950,000	$950,000
Rent Deposit	11,520	11,520
	961,520	961,520
TOTAL ASSETS	$1,799,299	$1,667,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$831,743	$597,888
Accrued expenses	611,777	286,598
Deferred revenue
Current portion, notes payable	862,741	772,334
Current portion, notes payable - related party	303,513	203,786
Current portion, leases payable	88,896	88,896
Total Current Liabilities	2,698,671	1,949,502

Long-Term Liabilities:
Notes payable	$2,331,876	$2,259,081
Notes payable - related party	42,100	42,000
Total Long-Term Liabilities	2,373,976	2,301,081

Total Liabilities	$5,072,647	$4,250,582

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,000,000 Series E, issued and outstanding	$1,000	$1,000
Common stock, $.001 par value, 900,000,000 shares authorized, and 477,226,000 issued and outstanding, respectively.	476,400	236,511
Additional paid in capital	4,832,646	4,678,823
Accumulated deficit	(8,583,393)	(7,499,045)

Total Stockholders’ Equity (Deficit)	$(3,273,347)	$(2,582,711)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,799,299	$1,667,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2019	2018	2019	2018

Sales, net of discounts	$1,098,052	$1,218,680	$3,600,317	$1,908,674
Cost of Goods Sold	903,879	913,385	2,627,418	1,397,983
Gross Profit	194,174	305,295	972,899	510,691
Operating Expenses
Selling, general and administrative	259,196	171,123	782,041	484,996
Marketing and Advertising	62,014	38,579	98,885	93,474
Penalty on Payroll Taxes
Depreciation expense	5,758	9,630	18,231	11,227
Financing Cost
Professional fees	102,524	122,929	419,961	388,298
Salaries and wages	225,000	123,033	225,000	179,230
Operating Expenses/(Loss)	654,493	465,294	1,544,118	1,157,225
Income/(Loss) from Operations	(460,319)	(160,000)	(571,219)	(646,534)
Other Non-Operating Income and Expenses
Gain on shares issued for services	-	-	-	-
Interest expense	(180,936)	(146,969)	(537,673)	(402,082)
Forgiveness of Debt
Extraordinary Items
Net Income/(Loss) before Income Taxes	(641,255)	(306,969)	(1,108,892)	(1,048,617)
Provision for income taxes	-	-	-	-
Net Ordinary Income/(Loss)	(641,255)	(306,969)	(1,108,892)	(1,048,617)
Other Income / Expense
Other Income - Other	10,316	59	20,699	59
Net Income/(Loss)	$(630,939)	(306,910)	$(1,088,193)	(1,048,559)
Basic and Diluted Loss per Share - Common Stock	$(0.00132)	$(0.00310)	$(0.00228)	$(0.01060)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	477,226,000	98,963,753	477,226,000	98,963,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months
	ended September 30,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(1,088,193)	$(1,048,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	6,500	65,550
Accumulated Depreciation	18,231	(24,998)
Changes in operating assets and liabilities
Accounts receivable	87,638	(164,048)
Inventory	(299,252)	(162,326)
Trucks	-	88,896
Deposits	-	(11,520)
Accounts payable	473,131	233,820
Accrued expenses	85,904	61,402
Repayment of Notes Payable		(208,500)
Capitalized interest or penalty fees	136,134
Retirement of fixed assets	-	85,488
Net Cash Provided by / (Used in) Operating Activities	(579,908)	(1,084,797)
INVESTING ACTIVITIES
Receivable - Related	(75,525)	(1,600)
Computers	-	(10,426)
Purchase of equipment, building & improvements	-	(141,413)
Goodwill and Intangible Assets	-	(950,000)
Net Cash Provided By / (Used In) Investing Activities	(75,525)	(1,103,439)

FINANCING ACTIVITIES
Proceeds from notes payable	204,000	2,547,785
Proceeds from notes payable - Related	16,100
Repayment of notes payable	72,796	(175,000)
Repayment of notes payable - Related		(104,239)
Debt Conversion	(166,000)
Shares issued for debt conversion	387,211	343,717
Common stocks issued for cash
Prior period adjustment to retained earnings	3,846	(4,884)
Net Cash Provided by / (Used in) Financing Activities	517,952	2,607,380

NET INCREASE / (DECREASE) IN CASH	(137,481)	419,144
CASH AT BEGINNING OF PERIOD	151,058	69

CASH AT END OF PERIOD	$13,577	$419,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest and penalty fees	$127,615	$90,063
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$387,211	$119,621

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

Since the Share Exchange represented a change in control of the Company and a change in business operations, the Company’s business operations changed to that of Snöbar Holdings and the discussions of business operations accompanying this filing are solely that of Snöbar Holdings and its affiliates and subsidiaries comprising of Snöbar Trust, International Production Impex Corporation, a California corporation (“IPIC”) , and MGD.

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

On May 1, 2018, Royalty Foods Partners, LLC – a Florida Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc. – completed an asset acquisition of San Diego Farmers Outlet, Inc. (SDFO), a California Corporation. San Diego Farmers Outlet was started over thirty-five years ago to provide primarily restaurant customers in southern California’s three largest counties with quality food and produce and does business under the name of Farmers Outlet and San Diego Farmers Outlet.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of September 30, 2019, the Company has $0 in deferred revenue. As of December 31, 2018, the Company also had $0 deferred revenue.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of September 30, 2019, the Company has $31,858 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of September 30, 2019, the Company has a cash balance of $13,577 in cash and cash equivalents, compared to $118,579 at December 31, 2018.

Accounts Receivable

As of September 30, 2019, Accounts Receivable are stated at net realizable value of $192,504. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2018, the Company wrote off $3,820 of bad debt expense. The Company wrote off $208 of bad debts during the nine (9) months ended September 30, 2019, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2018, the Company had $160,858 of inventory assets consisting of San Diego Farmers Outlet, Inc.’s fresh produce and food products. As of September 30, 2019, the Company has $460,110 in inventories.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,088,193 for the nine (9) months ended September 30, 2019 and has an accumulated deficit of $8,583,393 as of September 30, 2019.

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

4. INVENTORIES

As of September 30, 2019, the Company had inventory assets for a total of $460,110. The Company had inventory assets of $160,858 as of December 31, 2018.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2019 and December 31, 2018, consisted of:

	September 30, 2019	December 31, 2018
Computers	$11,788	$11,788
Freezers
Office Furniture
Rugs
Software-Accounting
Telephone System
Building & Improvement	25,000	25,000
Forklift 1	3,000	3,000
Forklift 2	2,871	2,871
Truck 2004 Hino 1	10,000	10,000
Truck 2004 Hino 2	10,000	10,000
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2018 Hino 155 5680	30,181	30,181

Accumulated Depreciation	(58,639)	(40,408)

	$94,562	$112,793

Depreciation expense for the nine (9) months ended September 30, 2019 was $18,231 compared to $11,227 for the same period of September 30, 2018.

6. ACCRUED EXPENSE

As of September 30, 2019, the Company had accrued expenses of $611,777 compared to $286,598, for the year-end December 31, 2018.

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

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of September 30, 2019:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$68,792
A. Masjedi	500,000	6/1/2013	234,821
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$696,000		$345,613

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Office, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term of the note. The balance of the note at September 30, 2019 was $68,792.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2020. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of September 30, 2019.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of September 30, 2019.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2020 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of September 30, 2019.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of September 30, 2019, the outstanding balance under this note was $234,821, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2020 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of September 30, 2019.

As of September 30, 2019, the Company had total short-term notes payable of $1,166,354 and long-term notes payable of $2,373,876.

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of September 30, 2019:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
TRA Capital	106,112	3 loans	106,112
BNA Inv	223,499	6 loans	223,499
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	265,292
JSJ, Investments	75,000	7/12/17	63,838
Power Up	119,000	7/25/17	204,000
TCA Global fund	2,150,000	5/1/18	2,291,597

	$3,081,905		$3,291,160

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of September 30, 2019.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. Interest under the note was extinguished in a subsequent extension of the term. The note is current, and the entire balance is owed and outstanding as of September 30, 2019.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of September 30, 2019.

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

On February 13, 2017, Pacific Ventures entered settlement with one of its creditors for $527,333 of its long-term notes payable. The agreement called for issuance of 400,000 shares of PACV restricted common stocks and $200,000 in future cash payment comprising of $25,000 on March 31, 2017, $25,000 on March 31, 2018, $25,000 on March 31, 2019, and $125,000 on March 31, 2020. As of March 10, 2019, Pacific Ventures has issued to the creditor, 400,000 shares of PACV restricted common stocks, and has also paid the $200,000 for the required cash portion of the settlement agreement. As of September 30, 2019, balance of the cash portion due on March 31, 2020 will be determined based on the value of the stock that the noteholder holds. The amount remaining will be calculated as the following; $200,000 less the value of the 400,000 shares of common stock equals the balance owed.

On July 12, 2017, the Company issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. As of September 30, 2019, the balance of the note was $63.838. On June 4, 2019 the company went to mediation with JSJ in order to settle the debt owed. Both parties mutually agreed in an executed settlement agreement the following terms: JSJ shall receive the sum of $4,000.00 on or before June 24, 2019; the balance due Plaintiff of $70,557.90 shall be paid in 21 monthly installments of $3,359.90 per month. The first payment shall be due on August 15, 2019 and the remaining balance due on the Settlement Sum shall be paid in installments due on the 15th day of each month thereafter until the entire balance due on the Settlement Sum is paid in full.

Effective September 30, 2017, the Company entered into amended promissory notes with a certain unrelated third party in an amount of $372,500, one for $172,500, and four others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017 but have been extended to November 15, 2017 for a fee of $15,000. The notes had a principal outstanding balance of $348,601 as of September 30, 2019, including the $15,000 extension fee. The note is currently in default and there is a pending complaint.

In May of 2019 the Company entered into a financing arrangement pursuant to which the Company borrowed a combined principal of $179,000 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance is $204,000.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $265,292, which includes interest and penalty charges.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Fund for $1,750,000. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. On July 26, 2018, the Company entered into a second loan with TCA Global Fund for $400,000. The outstanding balance of the notes with TCA Global Fund is $2,291,597 as of September 30, 2019.

As of June 30, 2019, the Company had total short-term notes payable of $1,166,354 and long-term notes payable of $2,373,876.

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

The 200,907,197 restricted shares of the Company’s common stock issued during the fiscal year ended December 31, 2018 were for the following: issued 135,230, 803 for repayment of debt, issued 71,350,098 shares of its common stock [why?], cancelled 6,500,000 shares issued in the first quarter of 2018 and issued stock dividends for 826,296 shares.

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. Effective as of October 2016, the Company designated 6,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. The Series E Preferred Stock is not convertible into any class of stock of the Company and has no preferences to dividends or liquidation rights. As of June 30, 2019, there were 6,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2019 through September 30, 2019, the Company issued 239,888,555 shares of its common stock to various investors for cash and other considerations.

From January 1, 2018 through September 30, 2019, the Company issued 239,255,555 shares of its common stock for repayment of debt and issued 633,000 for various considerations.

During the third quarter ending September 30, 2019, there was no shares issued to various investors for cash or for other considerations.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of September 30, 2019, and December 30, 2018, there were 477,226,000  and 237,337,445 shares of the Company’s common stock issued and outstanding, respectively.

10. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under two operating leases for office spaces and associated building expenses. Both leases are on a month-to-month basis at a monthly rate of $450 and $330, respectively.

San Diego Farmers Outlet currently operates under a 5-year lease with 2 optional extensions for an additional 5-year term and is obligated to pay $6,000.00 a month.

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

We caution that the factors described herein, and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Description of the Business Operations of Snöbar Holdings

Snöbar Holdings is the trustor and sole beneficiary of the Trust. The Trust owns 100% of the shares of IPIC. IPIC is the owner of liquor licenses and the trade name “SnöBar” and is in the business of selling and distributing alcohol-infused ice creams and ice-pops through its distributors. As a result of the foregoing,

IPIC is a food, beverage and alcohol distribution company that is in the business of selling alcohol-infused ice cream and ice-pops and holds all of the rights to the liquor licenses to sell such products and trade names “SnöBar”. IPIC is initially marketing two products: SnöBar alcohol infused ice pops, and SnöBar alcohol infused ice cream and sorbet. SnöBar ice pops are original frozen alcohol beverage bars, similar to popsicles on a stick, but made with premium liquor such as premium tequila and vodka and are currently manufactured in three flavors, Margarita, Cosmopolitan and Mojito. The alcohol freezing technology used to produce these beverage bars can be applied to almost any alcohol type and mixture, presenting significant market potential and an almost unlimited variety of flavors and employment of premium brands. Each ice pop is the equivalent of a full cocktail.

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

As of September 30, 2019, Snöbar products are currently being sold in the east coast by our distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see “Plan of Operations” below for further detail.

Plan of Operations

As of the date of this Quarterly Report, Snöbar products are currently being sold in the east coast of United States by the Company’s distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. The Company’s platform is complete and ready to “go live” and, with the aim of purchasing inventory as well as increasing sales and marketing efforts.

The Company has recently signed an agreement with a new co-packer to produce and manufacture the Snobar Product Line. The new factory will produce the Snobar Product Line for a reduced price which will allow for greater profitability for the company. The new factory has all of the necessary licensing in place required to manufacture the Snobar Product Line. The company expects to place its first order with the new copacker in early 2020. The company will launch the state of California and be looking to expand sales across the nation.

In addition, the Company is planning to offer distribution rights throughout the country which will allow the Snöbar Product Line to expand its footprint very rapidly. The distribution rights will also bring in additional revenue to the Company.

The Company will need to access the capital markets or in order to sustain its operations for the next 12 months. The Company’s plan of action in the next 12 months is to continue development of the Snöbar Product Line and fulfill the current orders that the brand has in hand from the Company’s distributor in South Carolina as well as from other accounts. The Snöbar Product Line will have two fulfillment centers to ship the online orders, one in California to service west of the Mississippi and another fulfillment center in South Carolina to service east of the Mississippi. These fulfillment centers are established and ready to proceed as soon as inventory is purchased.

Description of San Diego Farmers Outlet

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

The Company’s plan is to increase sales revenue from the sales of San Diego Farmers Outlet retail and wholesale. The Company has increased revenues from $1,908,674.00 in the nine months ending September 30, 2018 to $3,600,317 for the nine months ending September 30, 2019, representing approximately 89% Revenue Growth. The company expects to continue to grow and expand the customer base.

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

Results of Operations

Nine Months ended September 30, 2019, as Compared to Nine Months Ended September 30, 2018

Revenues ― The Company recorded $3,600,317 sales revenue for the nine months ended September 30, 2019 as compared to $1,908,674 for the same period of September 30, 2018. The Company had $460,110 inventory of saleable merchandise as of September 30, 2019 as compared to $160,858 for the period ending December 31, 2018.

Operating Expenses ― Total operating expenses for the nine months ended September 30, 2019 was $1,544,118 as compared to $1,157,225 in the same period in, 2018, due to increased operating activities during the period ended September 30, 2019, and an increase in salaries and wages.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses for the nine months ended September 30, 2019 increased by $297,045 to $782,041 from $484,996 in the same period in 2018, which was due to an increase in various expenses.

Marketing and Advertising Expenses – Marketing and advertising expenses for the nine months ended September 30, 2019 was $98,885 which includes marketing and business development expenses compared to $93,474 in September 30, 2018.

Professional fees – Professional fees expense for the nine months ended September 30, 2019 was $419,961, which includes accounting, legal fees and consulting services compared to $388,298 during the same period in 2018.

Depreciation Expense ― Depreciation expense for the nine months ended September 30, 2019 and 2018 was $18,231 and $11,227, respectively.

Salaries and Wages ― Salaries and wages expense, in the form of payroll expenses and officer’s compensation for the nine months ended September 30, 2019 was $365,050, which is included under selling & general expenses as compared to $179,230 for the prior same period.

Other Non-Operating Income and Expenses ― For the nine months period ended September 30, 2019, the Company recorded interest and penalty expenses in the amount of $537,673 for a non-operating loss in the same amount. In the nine months ended September 30, 2018, the Company recorded other non-operating expenses of $402,082 in interest expense for a non-operating loss in the same amount.

Net Loss ― Net loss for nine months ended September 30, 2019 was $1,108,892, as compared to net loss of $1,048,559 for the nine months ended September 30, 2018.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2019, the Company had a working capital deficit of $1,955,554, consisting of $13,577 in cash, $192,504 in accounts receivable, $460,110 in inventory, $75,525 in other assets and $1,500 in deposits, offset by accounts payable $831,743, accrued expenses of $611,777, $88,896 in equipment and $1,166,354 in the current portion of notes payable.

For the nine months period ended September 30, 2019, the Company used $579,908 of cash in operating activities, used cash of $75,525 for investing activities and obtained $517,952 cash from financing activities, resulting in a decrease in total cash of $137,481 and a cash balance of $13,577 for the period. For the nine months period ended September 30, 2018, the Company used cash of $1,084,797 in operating activities, used cash of $1,103,439 for investing activities and obtained cash of $2,607,380 from financing activities, resulting in an increase in cash of $419,144 and a cash balance of $419,214 at the end of such period.

Total current assets as of September 30, 2019 was $743,217, while current liabilities were $2,698,771. The Company has incurred an operating loss of $1,108,892 for the nine months period ended September 30, 2019, largely due the increase in operating expenses and increase in interest fees. During the nine months period ended September 30, 2019, the Company had an accumulated deficit of $8,583,393. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of September 30, 2019		As of December 31, 2018
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	862,741	2,428,418	772,334	2,355,623

Notes Payable - Related	303,612	42,000	203,786	42,000
	$1,166,354	$2,470,418	$976,120	$2,397,623

Total Notes Payable for related and unrelated parties increased by $263,030 from the fiscal year ended December 31, 2018 from $3,373,743 to $3,636,772 in the nine months period ended September 30, 2019.

As of September 30, 2019, total stockholders’ equity deficit increased to $3,273,347 from $2,582,711 as of December 31, 2018. Accumulated deficit increased from $7,499,045 in the fiscal year ended December 31, 2018 to $8,583,393 for the nine months period ended September 30, 2019.

As of September 30, 2019, the Company had a cash balance of $13,577 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2019:

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. The company is not aware of any other legal proceedings except what is listed below.

On November 29, 2018, assignees of certain convertible redeemable promissory notes of the Company with an aggregate principal balance of $223,499 commenced an action in the New York Supreme Court for New York County against the Company (BNA Investment Capital, LLC and TRA Capital, LLC v. Pacific Ventures Group, Inc., Index Number 655927 (Supreme Court, New York County 2018)). The suit was brought by the plaintiffs by a motion for summary judgment in lieu of complaint. The motion asserts breaches of contract due to failure to honor certain conversion notices allegedly tendered pursuant to the convertible notes and cross-default. The Company has opposed the motion, but the court has not scheduled arguments or rendered any decision.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2019, the Company issued 239,288,555 shares of its common stock, of which (i) 633,000 shares were issued for services valued at $6,500, and (ii) 239,255,555 shares were issued as repayment of debt in the amount of $387,211.

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

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine months ended September 30, 2019, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

PACIFIC VENTURES GROUP, INC.

Date: November 14, 2019	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

