Form 10-K/A
period 2018-12-31
Pacific Ventures Group, Inc.
filed 2020-01-30
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K/A

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

EXPLANATORY NOTE

The Company has amended its annual report on Form 10-K for the period ended December 31, 2018 to include additional information regarding its May 1, 2018 acquisition of San Diego Farmers Outlet, Inc., update its disclosure in Item 9A, disclose its adoption of ASC 606, and amend its officer certifications on Exhibits 31.1 and 31.2 to add certain missing language.

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

On May 1, 2018, Royalty Foods Partners, LLC – a Florida Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc. – completed an asset acquisition of San Diego Farmers Outlet, Inc. (SDFO), a California Corporation. The Company is the managing member and owner of 80,000 of the Class B Units of membership of Royalty Partners, and TCA Global Credit Master Fund, LP (“TCA”) owns 19,000 of the Class B Units and 1,000 Class A Units.

San Diego Farmers Outlet was started in over thirty-five years ago to provide primarily restaurants customers in southern California’s three largest counties with quality food and produce and does business under the names of Farmers Outlet and San Diego Farmers Outlet.

The assets purchased include an operating grocery business, including inventory, fixtures and several trucks. There were no material relationships between San Diego Farmers Outlet and its affiliates other than in respect to the transaction. San Diego Farmers Outlet received $1,120,000 (including $70,000 as adjusted for inventory) in cash at closing. The Company and Royalty Partners (collectively, the (“Borrower”) borrowed the funds paid to complete the Asset Purchase from TCA, pursuant to a Senior Secured Facility Agreement (collectively, with ancillary agreements, the “Loan Agreement”) by and among TCA as lender and the Company and Royalty Partners as borrowers, which Loan closed simultaneously with the Closing and completion of the Asset Purchase as described above.

The Company and Royalty Partners entered into and closed the Loan Agreement on April 30, 2018, whereby TCA provided $1,120,000 cash to the Borrowers to fund and close the Asset Purchase. The amount of the initial loan (“Initial Loan”) to the Borrowers was $1,750,000, as evidenced by a Promissory Note (the “Note”) attached to the Loan Agreement, and the Initial Loan matures February 2020. Monthly payments of $24,000 commence on June 2018. Payment on the Loan is secured by various pledge and guaranty agreements of all of the assets of the Company’s subsidiaries, and the shares owned by the Company’s Chief Executive Officer, in favor of TCA in event of the Borrower’s default of any its obligations under the Loan Agreement. The entire amount of the unpaid portion of the Initial Loan is due and payable upon default.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

PACIFIC VENTURES GROUP, INC.

Date: January 30, 2020	By:	/s/ Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shannon Masjedi	Director	January 30, 2020
Shannon Masjedi

/s/ Marc Shenkman	Chairman of the Board of Directors	January 30, 2020
Marc Shenkman

