Form 10-Q/A
period 2019-09-30
Pacific Ventures Group, Inc.
filed 2020-01-30
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission File Number 000-54584

PACIFIC VENTURES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2100622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 West 9th Street Suite 316 Los Angeles California	90015
(Address of principal executive offices)	(Zip Code)

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