Form 10-K/A
period 2018-12-31
Pacific Ventures Group, Inc.
filed 2020-02-26
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K/A2

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

EXPLANATORY NOTE

The Company is providing this second amendment to its report on Form 10-K for the year ended December 31, 2018 to update Note 2 to its audited financial statements to disclose its adoption of ASC 606.

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

CPA

DylanFloyd Accounting & Consulting

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Pacific Ventures Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of **Pacific Ventures Group Inc.** (the "Company") as of December 31, 2018 and 2017, the related statements of operations, changes in stockholders' deficit, for each of the two years in the period ended December 31, 2017, and the related notes [and schedules] (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

2

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criteria standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management’s judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard is effective for fiscal years and interim reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017.

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

PACIFIC VENTURES GROUP, INC.

Date: February 26, 2020	By:	/s/ Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shannon Masjedi	Director	February 26, 2020
Shannon Masjedi

/s/ Marc Shenkman	Chairman of the Board of Directors	February 26, 2020
Marc Shenkman

