Form 10-K
period 2019-12-31
Pacific Ventures Group, Inc.
filed 2020-05-08
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes [  ] No [X]

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2019, was approximately $134,256. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and the value was calculated based the number of shares held as of December 31, 2019.

As of December 31, 2019, the registrant had outstanding 570,859,333 shares of common stock, $0.001 par value. On April 13, 2020 the company effected 1 for 500 reverse split of its common stock. All share amounts contained herein reflect the number of shares prior to the reverse split

Cautionary Statement Regarding Forward-Looking Statements

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

The current structure of Pacific Ventures resulted from a share exchange with Snöbar Holdings, Inc. (“Snöbar”), which was treated as a reverse merger for accounting purposes. On August 14, 2015, Pacific Ventures and its stockholders entered into a share exchange agreement (the “Share Exchange Agreement”) with Snöbar Holdings, Inc. (“Snöbar Holdings”), pursuant to which Pacific Ventures acquired 100% of the issued and outstanding shares of Snöbar Holdings’ Class A and Class B common stock in exchange for 22,500,000 restricted shares of Pacific Ventures’ common stock, while simultaneously issuing 2,500,000 shares of Pacific Ventures’ restricted common stock to certain other persons, including for services provided and to a former officer of the Company (the “Share Exchange”).As the result of the Share Exchange, Snöbar Holdings. became Pacific Venture’s wholly owned operating subsidiary and the business of Snöbar Holdings became the Company’s sole business operations, and Snöbar Holdings’ majority owned subsidiary, MAS Global Distributors, Inc., a California corporation (“MGD”), became indirect subsidiary of Pacific Ventures.

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

On May 1, 2018, Royalty Foods Partners, LLC – a Florida Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc. – completed an asset acquisition of San Diego Farmers Outlet, Inc. (SDFO), a California Corporation. San Diego Farmers Outlet was started in over thirty-five years ago to provide primarily restaurants customers in southern California’s three largest counties with quality food, produce, and dairy and does business under the names of Farmers Outlet and San Diego Farmers Outlet.

The Company completed the acquisition of the assets of Seaport Meat Company from PNC Inc. (the “Seller”) on December 17, 2019. Pursuant to the Asset Purchase Agreement as Amended, the purchase price is as follows:

●	$1,500,000 payment made at closing
●	$660,000 inventory payment made at closing
●	$850,000 note payable to the Seller
●	$1,900,000 payable to the Seller 90 days from the closing
●	A number of common shares of the Company equal to 2.5% of the issued and outstanding shares of the Company on the date of issuance to Seller with in fifteen (15) business days of the completion of the audit of the Company’s financial statements, including the assets acquired, for the year ended December 31, 2019.

The assets acquired consist of properties and rights that belong to the Seaport Meat Company that are used in or pertain to the business and all necessary to operating the business as its currently being operated.

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

Since the acquisition, SDFO has increased sales of its wholesale business, and still plan on expanding our current delivery territory from 25 miles to a 40-mile radius. SDFO has obtained 2 new delivery trucks to add to the current fleet of trucks. The Company has begun marketing to new restaurants in the area, most notably Asian and Italian restaurants, and have let restaurants know that SDFO can deliver the finest produce in market.

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

Pacific Ventures intends to expand its business through the acquisition of other food manufacturing and distribution companies that serve the Los Angeles, Orange County and San Diego area, thereby combining and expanding upon a combined customer base with an expanding range of products and services.

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

During the 2019 fiscal year, the Company completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California and owns the land and the building. their 17,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

The Company’s customers range from a wide variety of restaurants, including many well known in Southern CA, to institutions, schools (UCSD, SDSU, etc.) and re-distributors such as US Foods and Sysco as well as to local distributors. They supply wholesale food and restaurant supplies to San Diego, Los Angeles, Orange and Riverside and offer same day service. In addition, they have clients in Arizona and Colorado that come to their facility to pick up their orders.

Because Seaport Meat Company of America can efficiently add new product lines, it is expected that this will expand the distribution of Pacific Ventures’ San Diego Farmers Outlet and SnoBar product line, thereby accelerating Pacific Ventures’ revenue growth. We believe the combination of a distribution and product company is unique in the San Diego area and will position the company for rapid growth.

Seaport Meat Company manufactures and wholesales custom processed beef, pork, chicken, lamb, veal and seafood. In addition, they are redistributors of a wide variety of dry goods, frozen foods, disposables and janitorial products. Their sales, distribution and finance processes are very efficient and can be expanded to add new product lines, including fresh produce and dairy

Trademarks

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

Employees

As of December 31, 2019, Pacific Ventures comprised five (5) employees who managed the affairs of the parent corporation and the operations of its subsidiaries. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before making a decision to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, results of operations and financial condition could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Industry

We are seeking to market and advertise alcohol infused frozen products and may not be able to accomplish our goal.

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

We are exposed to risks associated with commodity price volatility arising from supply conditions, geopolitical and economic variables, weather, and other unpredictable external factors. We buy commodities such as fresh produce for the production, packaging and distribution of our products. Availability increases and volatility in the prices of these commodities, as well as products sourced from third parties and energy used in making, distributing and transporting our products, could increase the manufacturing and distribution costs of our products. While in the past we have been able to mitigate the impact of these cost increases through productivity improvements and pricing adjustments, there is no assurance that we will be able to offset such cost increases in the future.

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

We have a number of distributions, supply, manufacturing and license agreements for our supplies and products. These agreements vary depending on the particular supply and/or product but tend to be for a fixed number of years. There can be no assurance that we will be able to renew these agreements on favorable terms or that these agreements will not be terminated. Termination of these agreements or failure to renew these agreements on favorable terms could have a negative effect on our results of operations and financial condition.

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

As noted in our consolidated financial statements, we had an accumulated stockholders’ deficit of $10,040,367 and recurring losses from operations as of December 31, 2019. Our net loss for the fiscal year ended December 31, 2019 was $2,652,626. We also had a working capital deficit of approximately $1,118,654 as of December 31, 2019. We intend to fund operations through raising additional capital through debt financing and/or equity issuances and increased lending activities which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2019. We are continuing to seek additional funds to finance our immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audit report for the fiscal years ended December 31, 2019 and 2018 contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to remain operational for an indefinite period of time.

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

We may seek additional funding through a combination of equity offerings, debt-financings, or other third-party funding or other collaborations, strategic alliances or licensing arrangements. These financing activities may have an adverse impact on our stockholders’ rights as well as our operations. For instance, any debt financing may impose restrictive covenants on our operations or otherwise adversely affect the holdings or the rights of our stockholders. In addition, if we seek funds through arrangements with partners, these arrangements may require us to relinquish rights to some of our technologies, products or product candidates or otherwise agree to terms unfavorable to us.

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

We face potential product liability and, if successful claims are brought against us, we may incur substantial liability costs. If the use of our products harm’s customers or third parties or is perceived to harm such persons even when such harm is unrelated to our products, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

The sale and use of our products expose us to the risks of product liability claims. Product liability claims may be brought against us by consumers or other third parties. In addition, there is a risk that the use of our products could cause our customers to have an adverse health event. If we cannot successfully defend our product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in: impairment of our business reputation; costs due to related litigation; distraction of management’s attention from our primary business; substantial monetary awards to customers or other claimants; the inability to commercialize our products; and/or decreased demand for our products.

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

Current global economic challenges may continue, and a recovery may be slow or reverse, adversely impacting our results of operations, cash flows and financial condition.

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

We are unable to predict the impact of COVID-19 on our company.

We supply food products to retail and institutional customers. Due to the various “stay at home” orders precipitated by the spread of COVID-19 in California and specifically in Southern California, where our customers are located, we expect a significant decline in sales as many of these clients are not currently in operation as result of such orders. It is impossible for us to predict the effect this will have on our long-term operations as the duration of the “stay at home” orders is unknown.

Risks Related to Our Common Stock

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTC Pink Market operated by the OTC Market’s Group, Inc. under the symbol “PACV”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of the NASDAQ Stock Market which are often more widely traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your conversion price, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common stock is sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

Shannon Masjedi, our majority stockholder, director and executive officer, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In particular, because our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and a director, Mrs. Masjedi, who owns 105,226,901 shares of our common stock and 6,000,000 shares of Series E Preferred Stock (with 10 votes per share) as of December 31, 2019, will be able to exert such influence. This shareholder may also delay or prevent a change of control or otherwise discourage a potential acquirer from attempting to obtain control of us, even if such a change of control would benefit our other shareholders. This significant concentration of stock and voting ownership may adversely affect the value of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Further, we expect that future target companies may have material weaknesses in internal controls relating to the proper application of accrual-based accounting under the accounting principles generally accepted in the United States of America (“GAAP”) prior to our acquiring them. The Public Company Accounting Oversight Board (the “PCAOB”) defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We will be relying on the proper implementation of our policies and procedures to remedy any such material weaknesses and prevent any potential material misstatements in our financial reporting. Any such misstatement could adversely affect the trading price of our common stock, cause investors to lose confidence in our reported financial information, and subject us to civil and criminal fines and penalties. If our acquired companies fail to integrate in these important ways, or we fail to adequately understand the business operations of our acquired companies, our growth and financial results could suffer.

We may enter into acquisitions and take actions in connection with such transactions that could adversely affect our business and results of operations.

Our future growth rate depends in part on our selective acquisition of additional businesses and assets. We may be unable to identify suitable targets for acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, any credit agreements or credit facilities that we may enter into in the future may restrict our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:

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

As of December 31, 2019, there were no unresolved SEC comments issued to the Company.

ITEM 2.	PROPERTIES

Pacific Venture’s corporate headquarters are now located at 117 West 9th Street, Suites 316 and 423, Los Angeles, California 90015 where we occupy an aggregate of approximately 655 square feet pursuant to leases. The leases for Suites 316 and 423 are on a month-to-month basis at a monthly rate of $450 and $330, respectively.

SDFO operations are located at 10407 Friars Rd, San Diego, CA 92110, where they occupy an aggregate of approximately 10,000 square feet pursuant to leases. The 5-year leases are on an annual basis at a monthly rate of $6,000 per month.

Seaport Group Enterprise LLC is located at 2533 Folex Way, Spring Valley CA 91978, where they occupy an aggregate of approximately 17,000 square feet pursuant to the lease. The 5-year leases are on an annual basis starting at a monthly rate of $14,750.00 per month.

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

On February 22, 2018, a holder of a convertible note in the principal amount of $75,000.00 with a principal balance of $55,000 commenced and action in the Supreme Court New York against the Company. (JSJ v. Pacific Ventures). The suit asserts breach of contract due to failure to honor certain conversion notices allegedly tendered pursuant to the convertible note. This matter has been settled and both parties mutually agreed to monthly cash payments of $3390.90 per month. JSJ has no rights to convert any stock and has no stock in reserve.

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

	High	Low
Fiscal Year Ended December 31, 2019
Quarter ended December 31, 2019	$.0084	$.0016
Quarter ended September 30, 2019	$.0075	$.0017
Quarter ended June 30, 2019	$.0060	$.0027
Quarter ended March 31, 2019	$.0179	$.0048

Fiscal Year Ended December 31, 2018
Quarter ended December 31, 2018	$0.021	$0.016
Quarter ended September 30, 2018	$0.018	$0.013
Quarter ended June 30, 2018	$0.033	$0.024
Quarter ended March 31, 2018	$1.64	$0.98

Fiscal Year Ended December 31, 2017
Quarter ended December 31, 2017	$0.32	$0.06
Quarter ended September 30, 2017	$0.70	$0.09
Quarter ended June 30, 2017	$1.35	$.22
Quarter ended March 31, 2017	$1.64	$0.98

Number of Holders

At December 31, 2019, the Company had approximately 294 stockholders of record and 570,859,333 shares of common stock issued and outstanding.

Dividends

Since its inception, the Company has not paid any dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company issued 333,521,888 shares of its common stock to various investors for cash and other considerations.

During the year ended December 31, 2019, the Company issued 332,888,888 for repayment of debt (i.e. note conversion) and issued 633,000 shares of its common stock.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2019 and 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Overview 2019 ― During the 2019 fiscal year, the Company completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California and owns the land and the building. their 17,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

The Company’s customers range from a wide variety of restaurants, including many well known in Southern CA, to institutions, schools (UCSD, SDSU, etc.) and re-distributors such as US Foods and Sysco as well as to local distributors. They supply wholesale food and restaurant supplies to San Diego, Los Angeles, Orange and Riverside and offer same day service. In addition, they have clients in Arizona and Colorado that come to their facility to pick up their orders.

Because Seaport Meat Company of America can efficiently add new product lines, they can easily expand the distribution of Pacific Ventures’ San Diego Farmers Outlet and SnoBar product line, thereby accelerating Pacific Ventures’ revenue growth. The combination of a distribution and product company is unique in the San Diego area and will position the company for rapid growth.

They manufacture and wholesale custom processed beef, pork, chicken, lamb, veal and seafood. In addition, they are redistributors of a wide variety of dry goods, frozen foods, disposables and janitorial products. Their sales, distribution and finance processes are very efficient and can be expanded to add new product lines, including fresh produce and dairy

Strategy

In Fiscal Year 2019, the Company’s strategy is focused on:

●	incrementally increase sales and profitability of San Diego Farmers Outlet (SDFO) and Seaport Meat Company.
●	expanding Snöbar production and distribution
●	acquisition of food production or distribution companies that are synergistic with SDFO and Seaport Meat Company.

We plan to grow SDFO’s wholesale business by expanding its delivery territory from 25 miles to a 75-mile radius and add to the current fleet of delivery trucks. The Company has already begun marketing to new restaurants in the area, most notably Asian and Italian restaurants, and have let restaurants know that SDFO can deliver the finest produce in market.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Annual Report and in the notes to the Company’s consolidated financial statements included elsewhere herein, we have incurred operating losses, and as at December 31, 2019 and 2018, we have accumulated deficit of $10,040,367 and $7,499,045, respectively. For the year ended December 31, 2019, we have a working capital deficiency of approximately $1,118,654. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2019 and 2018 regarding concerns about our ability to continue as a going concern.

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

Plan of Operations for the Next Twelve Months

Our plan is to achieve meaningful sales revenue from the sale of the SDFO and Seaport Meat Company products to meet our operating needs. It is also unlikely that we will be able to satisfy all of our obligations to pay interest and repay principal due and payable within the next 12 months under the various forms of our outstanding debt. Although we have been able to extend the maturity dates as well as repayment terms of a substantial amount of such debt, there is no assurance that we will be able to further extend such repayments or maturity dates to avoid a default, as such further extension depends on the consent of the holders of such debt. If we are unable to make such payments and repayments and unable to extend and delay required payments or maturities of such debt, the holders of such debt will have the right to take legal action seeking enforcement of the debt. If any legal action is taken against us, we would face the risk of having to deplete our limited cash resources to defend against such suit or face the entry of a default judgment. In either event, such action would have grave impact on our operations. Our ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

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

Accounts Receivable (AR): AR as at the years-ended December 31, 2019 and 2018, were $1,290,637 and $280,142, respectively. Historically, customer accounts typically are collected within a short period of time and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Results of Operations

Year ended December 31, 2019, as compared to the year ended December 31, 2018

Revenues and Cost of Goods Sold. Revenue for the fiscal year ended December 31, 2019 increased to $5,918,337 from $3,211,573 during the comparable period as a result of the acquisition of San Diego Market Outlet, Inc. and Seaport Meat Company.

Cost of goods sold (“COGS”) is comprised of production costs, shipping and handling and handling costs. For the fiscal year ended December 31, 2019, we had costs of goods sold of $5,070,322, as compared to $2,392,329 in the comparable period ended December 31, 2018. The percentage of COGS against sales was 74% in the fiscal year ended December 31, 2018 to 86% in the fiscal year ended December 31, 2019.

Operating Expenses. Our Selling, General and Administrative (“SG&A”) expenses consist of sales and marketing, professional services, rents, and general office expenses (including wages for non-officer personnel). During the fiscal year ended December 31, 2019 our SG&A expenses increased to $2,322,524 from $1,732,109 in the comparable prior period, an increase of $590,415. These increases were the result of increases in general office expenses, professional services and marketing expenses. In December 31, 2019, total general office expense was $1,365,942, marketing expenses was $100,508. Depreciation expenses increased from $17,626 to $229,036 for the fiscal years December 31, 2018 and December 31, 2019, respectively, due to the addition of depreciable assets in the second quarter of 2019 related to the acquisition of San Diego Market Outlet, Inc and Seaport Meat Company.

Total operating expenses for the fiscal year ended December 31, 2019 were $2,551,560 representing an increase of $801,825, as compared to $1,749,735 for the comparable prior period ended December 31, 2018.

Other Non-Operating Income and Expenses. Non-operating expenses for the fiscal year ended December 31, 2019 were $970,488, consisting all in interest expense compared to a non-operating expense of $617,368, consisting of also all in interest expense, in the comparable prior period ended December 31, 2018.

Net Loss. Net loss for the fiscal year ended December 31, 2019 was $2,652,626, an increase of $1,105,029 from $1,547,598 in the comparable prior period ended December 31, 2018.

Financial Condition, Liquidity and Capital Resources

Fiscal years ended December 31, 2019 and 2018

As of December 31, 2019, we had a working capital deficit of $1,118,654 comprised of $315,957 in cash and cash equivalents, $1,290,637 of accounts receivable, $830,504 inventory assets, other current assets of $283,379 (includes current portion of Rent to Use Asset) and $16,845 in deposits which were offset by accounts payable of $1,409,420, $714,962 in accrued expenses, $119,988 in lease payables, $1,362,605 in current note payables and $249,000 in lease liability. For the fiscal year ended December 31, 2019 we used $2,620,665 in operating activities. Cash used in investing activities totaled $4,202,000, consisting of purchase of equipment, building and improvement and fixed assets for $1,384,382 and for goodwill and intangible assets $2,783,239, all of which related to the recent acquisition of Seaport Meat Company. Cash provided in financing activities totaled $6,987,564, consisting of $2,960,899 in proceeds from notes payable, $3,461,606 in proceeds from long term loans, of which $3,015,780 was for the acquisition and working capital of Seaport Meat Company, $119,542 from proceeds from note payables from related parties, $166,000 for debt conversion, $60,000 for issuance of preferred “E” shares, $446,711 in common shares issued for debt conversion and $111,304 in prior year adjustments.

In the comparable prior period in 2018, we had working capital deficit of $1,355,944 comprised of $151,058 in cash and cash equivalents, $280,142 of accounts receivable, $160,858 inventory assets, and $1,500 in deposits which were offset by accounts payable of $597,888, $286,598 in accrued expenses, $772,334 in current notes payable, $203,786 in current note payable to a related party and $88,896 in lease payable. For the fiscal year ended December 31, 2018 we used $1,597,563 in operating activities. Cash used in investing activities totaled $1,101,839, consisting of purchase of computers of $10,426, purchase of equipment, building and improvement for $141,413 and for goodwill and intangible assets $950,000, all of which related to the acquisition of San Diego Farmers Market in 2018. Cash provided in financing activities totaled $2,850,389, consisting of $2,742,721 in proceeds from notes payable, $432,641 in common shares issued for debt conversion and $324,973 in repayment of notes payable.

At December 31, 2019, we had cash and cash equivalents of $315,957 as compared to $118,579 at December 31, 2018.

Cash used in operations for the fiscal year ended December 31, 2019 was $2,620,665 as compared to $1,597,563 in the comparable prior fiscal year ended December 31, 2018. Cash used increased by $1,023,102 between periods.

For the fiscal year ended December 31, 2019, cash used in investing totaled $4,202,000, all of which is related to the recent acquisition of Seaport Meat Company in December 2019. We had no cash from investing activities December 31, 2019.

Cash provided from financing activities at December 31, 2019 was $6,987,564 as compared to $2,850,390 at December 31, 2018.

As of December 31, 2019, we had total current liabilities of $3,855,976 and total liabilities were $13,386,354 as compared to $1,949,502 and $4,250,582, respectively, for December 31, 2018.

We depend upon debt and/or equity financing to fund our ongoing operations and to execute our business plan. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations.

Capital Resources

Our principal sources of liquidity have been cash generated by loan proceeds and cash generated from operations. Management estimates that the current funds on hand will be sufficient to continue operations through March 31, 2021.

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

December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pacific Ventures Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Ventures Group Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ deficit, for each of the two years in the period ended December 31, 2019, and the related notes [and schedules] (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $ 10,040,367 and a negative cash flow from operations amounting to $2,652,626 for the year ended December 31, 2019. These factors as discussed in Note 3 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DylanFloyd Accounting & Consulting

We have served as the Company’s auditor since 2016. Newhall, California

May 7, 2020

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS
Current Assets:
Cash and cash equivalents	$315,957	$118,579
Accounts receivable	1,290,637	280,142
Inventory Asset	830,504	160,858
Other Current Asset	34,379	32,479
Right to Use Asset	249,000
Deposits	16,845	1,500
Total Current Assets	2,737,322	593,558
Fixed Assets
Fixed assets, net	$1,477,668	$112,793
Total Fixed Assets	1,477,668	112,793
Other Assets
Intangible Assets	$3,680,371	$950,000
Right to Use Asset	861,250
Rent Deposit and Employee Advances	12,421	11,520
	4,554,042	961,520
TOTAL ASSETS	$8,769,032	$1,667,871

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	1,409,420	597,888
Accrued expenses	714,962	286,598
Lease Liability	249,000
Current portion, notes payable	1,022,364	772,334
Current portion, notes payable - related party	340,241	203,786
Current portion, leases payable	119,988	88,896
Total Current Liabilities	3,855,975	1,949,502

Long-Term Liabilities:
Notes payable	$8,627,129	$2,259,081
Notes payable - related party	42,000
Lease Liability	861,250	42,000
Total Long-Term Liabilities	9,530,379	2,301,081

Total Liabilities	$13,386,354	$4,250,582

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 Series E, issued and outstanding	$6,000	$1,000
Common stock, $.001 par value, 900,000,000 shares authorized, and 570,859,333 issued and outstanding, respectively.	570,033	236,511
Additional paid in capital	4,847,013	4,678,823
Accumulated deficit	(10,040,367)	(7,499,045)

Total Stockholders' Equity (Deficit)	$(4,617,321)	$(2,582,711)

Total Liabilities and Stockholders' Equity (Deficit)	$8,769,032	$1,667,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the period ended,
	December 31,
	2019	2018

Sales, net of discounts	$5,918,337	$3,211,573
Cost of Goods Sold	5,070,322	2,392,329
Gross Profit	848,015	819,244
Operating Expenses
Selling, general and administrative	1,365,942	929,023
Marketing and Advertising	100,508	130,851
Penalty on Payroll Taxes
Amortization & Depreciation expense	229,036	17,626
Financing Cost
Professional fees	556,074	672,235
Salaries and wages	300,000
Operating Expenses/(Loss)	2,551,560	1,749,735
Income/(Loss) from Operations	(1,703,545)	(930,492)
Other Non-Operating Income and Expenses
Gain on shares issued for services	-	-
Interest expense	(970,488)	(617,368)
Forgiveness of Debt
Extraordinary Items
Net Income/(Loss) before Income Taxes	(2,674,033)	(1,547,860)
Provision for income taxes	-	-
Net Ordinary Income/(Loss)	(2,674,033)	(1,547,860)
Other Income / Expense
Other Income - Other	21,407	262
Net Income/(Loss)	$(2,652,626)	(1,547,598)
Basic and Diluted Loss per Share - Common Stock	$(0.00465)	$(0.00652)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	570,859,333	237,337,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Statement of Stockholders' Equity (Deficit)

For the Years Ended December 31, 2018 and 2019

	Class A Common Stock		Series E Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Reversal of prior period adjustment 2016						(34,286.00)	(34,286.00)
Reversal of prior period adjustment 2017						52,863	52,863
Prior period adjustment
Note conversion	135,230,803	135,231			297,409		432,640
Shares Issued	71,350,098	71,350			106,900		178,250
Cancelled shares	(6,500,000)	(6,500)			(26,000)		(32,500)
Reverse split	826,296
Net loss for the year ended December 31, 2018						(1,547,598)	(1,547,598)

Balance, December 31, 2018	237,337,445	$236,511	1,000,000	$1,000	$4,678,823	$(7,499,045)	$(2,582,711)

Note conversion	332,888,888	332,889			107,322		440,211
Shares Issued	633,000	633	5,000,000	5,000	60,867		66,500
Cancelled shares
Reverse split
Prior Period Adjustment						111,304	111,304
Net loss for the year ended December 31, 2019						(2,652,626)	(2,652,626)

Balance, December 31, 2019	570,859,333	$570,033	6,000,000	$6,000	$4,847,012	$(10,040,367)	$(4,617,321)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the period ended
	December 31,
	2019	2018

OPERATING ACTIVITIES
Net loss	$(2,652,626)	$(1,547,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	6,500	145,750
Accumulated Depreciation	3,989	(18,818)
Changes in operating assets and liabilities
Accounts receivable	(939,104)	(279,953)
Inventory	(669,646)	(160,858)
Other Changes in Assets	(87,638)
Trucks	31,092	88,896
Amortization & Depreciation	68,386
Deposits	-	(11,520)
Accounts payable	1,205,383	340,236
Accrued expenses	101,122	(30,905)
Repayment of Notes Payable		(208,500)
Capitalized interest or penalty fees	311,877
Retirement of fixed assets	-	85,706
Net Cash Used in Operating Activities	(2,620,665)	(1,597,563)
INVESTING ACTIVITIES
Receivable - Related	(34,379)
Computers		(10,426)
Purchase of equipment, building & improvements, & fixed assets	(1,384,382)	(141,413)
Goodwill and Intangible Assets	(2,783,239)	(950,000)
Net Cash Used In Investing Activities	(4,202,000)	(1,101,839)

FINANCING ACTIVITIES
Proceeds from notes payable	2,960,900	2,742,721
Proceeds from notes payable - Related	119,542
Proceeds from long-term loans	3,461,606	(175,000)
Repayment of notes payable		(149,973)
Debt Conversion	(166,000)
Shares issued for debt conversion	440,211	432,641
Preferred stocks issued	60,000
Common stocks issued for cash
Prior period adjustment to retained earnings	111,304
Net Cash Provided by Financing Activities	6,987,564	2,850,390

NET INCREASE (DECREASE) IN CASH	164,898	150,988
CASH AT BEGINNING OF PERIOD	151,058	69

CASH AT END OF PERIOD	$315,957	$151,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest and penalty fees	$142,695	$185,884
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$440,211	$432,641

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

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

On December 8, 2019, Seaport Group Enterprises LLC—a California Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc.—complete an asset acquisition of Seaport Meat Company, a California Corporation. Seaport Meat Company was started in over thirty years ago and is a USDA inspected fresh meat processing company. Seaport Meat Company delivers to all of Southern California as well as Arizona, customers include US Foods, SYSCO, and large restaurant chains.

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

Principles of Consolidation

The consolidated financial statements include the Company, Snöbar Holdings, San Diego Farmers Outlet, Seaport Meat Company, MGD, IPIC and the Trust, which was established to hold IPIC, which in turn holds liquor licenses. All inter-company accounts have been eliminated during consolidation. See the discussion in Note 1 above for variable interest entity treatment of the Trust and IPIC.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of December 31, 2019, and December 31, 2018, the Company had $0 in deferred revenue.

Leases

ASC 842, Leases, was required to be adopted for all financial years beginning after December 15, 2018 and requires long term leases (longer than 12 month) to be capitalized with a corresponding liability for the term of the lease and expensed over that term. Currently the Company has 2 long-term leases SDFO & Seaport .

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of December 31, 2019, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of December 31, 2019, the Company had a cash balance of $315,957 in cash and cash equivalents, compared to $118,579 at December 31, 2018.

Accounts Receivable

Accounts receivable are stated at net realizable value of $1,290,637. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2019, the Company wrote off $323 of bad debt expense. The Company write off $3,820 during the year ended December 31, 2018.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2019, the Company had total inventory assets of $830,504 consisting of $53,207 of San Diego Farmers Outlet, Inc.’s inventory assets of fresh produce and food products and $777,297 of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items. As of December 31, 2018, the Company has $160,858 in inventories.

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

Identifiable Intangible Assets

As of December 31, 2019, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet) $193,000

Trade Name (Seaport Meat) $449,000

Wholesale Customer Relationships (San Diego Farmers Outlet) $226,100

Wholesale Customer Relationships (Seaport Meat) $2,321,271

Total Identifiable Intangible Assets $3,189,371

Goodwill

Assembled Workforce $21,000

Unidentified Intangible Value $470,000

Total Goodwill $491,000

Total Intangible Assets $3,680,371

Management does not believe that there is an impairment as of 2019.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,652,626 for the year ended December 31, 2019 and has an accumulated deficit of $10,040,367 as of December 31, 2019.

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

4.	INVENTORIES

As of December 31, 2019, the Company had inventory assets for a total of $830,504. Inventory of $160,858 was recorded as of December 31, 2018.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2019 and December 31, 2018, consisted of:

	December 31, 2019	December 31, 2018
Computers	$11,788	$11,788
Building & Improvement	25,000	25,000
Forklift 1	3,000	3,000
Forklift 2	2,871	2,871
Truck 2004 Hino 1	-	10,000
Truck 2004 Hino 2	-	10,000
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2018 Hino 155 5680	30,181	30,181
Truck 2019 Hino 155 3710	24,865
Truck 2019 Hino 155 7445	34,213
Machinery & Equipment	913,696
Office Equipment	62,400
Vehicles	409,108
Accumulated Depreciation	(99,815)	(40,408)

	$1,477,668	$112,793

Depreciation and Amortization expense for the year ended December 31, 2019 was $229,036 compared to $17,626 for the same period of December 31, 2018.

6.	ACCRUED EXPENSE

As of December 31, 2019, the Company had accrued expenses of $714,962 compared to $286,598 for the year ended December 31, 2018.

7.	INCOME TAX

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

8.	RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of December 31, 2019:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$75,692
A. Masjedi	500,000	6/1/2013	264,550
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$696,000		$382,241

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2022. The balance of the note at December 31, 2019 was $75,692.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2022. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of December 31, 2019.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2022. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of December 31, 2019.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2022 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of December 31, 2019.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of December 31, 2018, the outstanding balance under this note was $264,550, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2022 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of December 31, 2019.

As of December 31, 2019, the Company had total short-term notes payable of $1,362,605 and long-term notes payable of $8,669,129.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of December 31, 2019:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
Henry Mahgerefteh	144,000	2/15/15	144,000
TRA Capital	106,112	3 loans	106,112
BNA Inv	223,499	6 loans	223,499
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	277,385
JSJ, Investments	75,000	7/12/17	53,758
PowerUp	204,000	various	151,000
PNC, Inc.	2,876,509	12/19/20	2,876,509
TCA Global fund	2,150,000	5/1/18	2,664,628
TCA Global fund 2	3,000,000	12/17/19	3,015,780
	$8,994,414		$9,649,492

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of December 31, 2019.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. The entire balance is owed and outstanding as of December 31, 2020.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of December 31, 2019.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On July 12, 2017, the issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. The company entered into a mutually agreed upon settlement agreement that called out for monthly payments of $3,359.90. All payments are current and the balance on the note as of December 31, 2019 was $53,758. There is no conversion feature to this settlement an only cash payment.

Effective September 30, 2017, the Company entered into amended promissory notes with BNA/TRA an unrelated third party in an amount of $372,500, one for $172,500, and four others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017 but have been extended to November 15, 2017 for a fee of $15,000. The notes had a principal outstanding balance of $329,611 as of September 30, 2018, including the $15,000 extension fee.

In late July, August, and September of 2017, the Company entered into a financing arrangement with Power Up Lending pursuant to which the Company borrowed a total principal of $129,000 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance as of December 31, 2019 is $151,000.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $277,385, including capitalized interest and penalty fees.

 On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $2,664,628 as of December 31, 2019.

On December 17, 2019 Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $3,015,780 as of December 31, 2019.

On February 13, 2017, Pacific Ventures entered settlement with one of its creditors for $527,333 of its long-term notes payable. As of December 31, 2019, the balance is $200,000 due on April 15, 2020.

As of December 31, 2018, the Company had total short-term notes payable of $976,120 and long-term notes payable of $2,397,623.

As of December 31, 2019, the Company had short-term notes payable of $1,362,605 and long-term notes payable of $8,669,129.

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

The 333,521,888 restricted shares of the Company’s common stock issued during the fiscal year ended December 31, 2019 were for the following: issued 332,888,888 for repayment of stocks and 633,000 issued shares of its common stock for other considerations.

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 6,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of December 31, 2019, there were 6,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2019 through December 31, 2019, the Company issued 333,521,888 shares of its common stock to various investors for cash and other considerations.

From January 1, 2019 through December 31, 2019, the Company issued 332,888,888 shares of its common stock for repayment of debt issued 633,000 for various considerations.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of December 31, 2018, and 2019, there were 237,337,445 and 570,859,333 shares of the Company’s common stock issued and outstanding, respectively.

11. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under two operating leases for office spaces and associated building expenses. Both leases are on a month-to-month basis at a monthly rate of $450 and $330, respectively.

SDFO operations are located at 10407 Friars Rd, San Diego, CA 92110, where they occupy an aggregate of approximately 10,000 square feet pursuant to leases. The 5-year leases are on an annual basis at a monthly rate of $6,000 per month.

Seaport Group Enterprise LLC is located at 2533 Folex Way, Spring Valley CA 91978, where they occupy an aggregate of approximately 17,000 square feet pursuant to the lease. The 5-year leases are on an annual basis starting at a monthly rate of $14,750.00 per month.

San Diego Farmers Outlet and SeaPort Meat Company Operating Leases

The Company in May 1, 2018 assumed a lease agreement for a facility site and entered into a lease agreement for office space for San Diego Farmers Outlet. The lease has a term of five years expiring on April 30, 2023.

Future minimum lease payments, as set forth in the lease, are below:

YEAR	AMOUNT
2020	$72,000
2021	$72,000
2022	$72,000
2023	$24,000

The Company on December 1, 2019 entered into a lease agreement for a facility site for office space for Seaport Meat Company. The lease has a term of five years expiring on November 30, 2024.

Future minimum lease payments, as set forth in the lease, are below:

YEAR	AMOUNT
2020	$177,000
2021	$177,000
2022	$177,000
2023	$177,000
2024	$162,250

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. As a result of this assessment, we have determined that our internal control over financial reporting was ineffective as of December 31, 2019. We had neither the resources, nor the personnel, to provide an adequate control environment. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2019:

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

Changes in Internal Control Over Financial Reporting

An evaluation was performed under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of whether any change in our internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended December 31, 2019. Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

The following individuals serve as executive officers and directors of Pacific Ventures as of March 28, 2018:

Name	Age	Positions

Shannon Masjedi (1)	48	President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director

Marc Shenkman	60	Chairman of the Board of Directors

(1) In October 2017, Mrs. Masjedi was appointed as the Company’s Interim Chief Financial Officer.

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

Marc Shenkman. Mr. Shenkman, as Chairman of the Board of Directors of Pacific Ventures, is responsible for, among other things, the general oversight of the affairs of Pacific Ventures, has corporate oversight of all of its business, including implementation of long term plans, and preside when present at all meetings of the stockholders and the Board of Directors. Mr. Shenkman has served as a director of Snöbar Holdings since January 2013. From year 2000 to present, Mr. Shenkman worked as the President of Priority Financial Network. Priority Financial Network is a mortgage brokerage company that closed over$2 billion in FHA, and “A” through “D” residential and commercial loans over the past several years. While working at Priority Financial Network, Mr. Shenkman has been producing personal loans in the range of $60 million to $100 million per year and managing over 89 employees and loan officers. Mr. Shenkman graduated from the University of Vermont with a Bachelor of Arts in Economics and a Bachelor of Arts in Political Science. Mr. Shenkman brings knowledge and experience in the banking and financial industries. His experience in the financial markets will help Pacific Ventures Group navigate in the public marketplace. Mr. Shenkman does not hold, and has not previously held, any directorships in any other reporting companies. Mr. Shenkman was a member of Raynol LLC which filed for Chapter 11 bankruptcy in May 2010, which bankruptcy was dismissed (not discharged) in May 2012.

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

Pacific Ventures Compensation

The following table sets forth certain compensation information for: (i) Pacific Ventures’ principal executive officer serving in such capacity during fiscal years ended December 31, 2019 and 2018; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2019 and 2018; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019 and 2018. Compensation information is shown for the fiscal years ended December 31, 2019 and 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Bob Smith, CEO (1)	2017	-0-	-0-	-0-	-0-	-0-	-0-
Shannon Masjedi, CEO	2018	-0-	-0-	-0-	-0-	-0-	-0-
ShannonMasjedi, CEO	2019	$60,000	-0-	-0-	-0-	-0-	$60,000

(1) Mr. Smith was terminated as CEO in March 2017.

Snöbar Holdings Compensation

The following table sets forth certain compensation information for: (i) Snöbar Holdings ’ principal executive officer serving in such capacity during the fiscal years ended December 31, 2019 and 2018; (ii) Snöbar Holdings ’ two most highly compensated executive officers other than its principal executive officer who were serving as executive officers at December 31, 2019 and 2018; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019 and 2018. Compensation information is shown for the fiscal years ended December 31, 2019 and 2018:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Shannon Masjedi, CEO/President	2019	$-0-	-0-	-0-	-0-	-0-	$-0-
	2018	$-0-	-0-	-0-	-0-	-0-	$-0-

Employment Agreements

We have a written employment/compensation agreement with our officers or directors.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. During the 2019 fiscal year, none of our directors received any compensation specifically for their services as a director.

Compensation Committee Interlocks and Insider Participation

We have no compensation committee of our board of directors, and during the year ended December 31, 2019, our directors and officers participated in deliberations of our board of directors regarding officer compensation. During the year ended December 31, 2019, no executive officer of our Company (i) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors, (ii) served as a director of another entity, one of whose executive officers served on our board of directors, or (iii) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

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

COMMON STOCK

	Amount and Nature of Beneficial Ownership (1)	Percentage of Class Common (2)
Executive Officers and Directors

Shannon Masjedi (2)	105,226,901	18.4%
Marc Shenkman	11,414,000	2.0%
All officers and directors a group (2 persons)	116,640,901	20.4%

5% Shareholders
ACD Trust (2)	65,226,901	11.4%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. Applicable percentage ownership is based on 570,859,333 shares of our common stock outstanding on a pre-split basis.

(2)	Includes 65,226,901 shares of our common stock owned by ACD Trust (“Trust”). The trustee of the Trust is Shannon Masjedi who holds voting and investment power over the shares of our common stock owned by the Trust.

PREFERRED STOCK

	Amount and Nature of Beneficial Ownership(1)
	Series E		Series F		Percentage of Class Preferred(1)
Executive Officers and Directors

Shannon Masjedi	6,000,000		10,000		100.0%
Marc Shenkman			0		0.0%
All officers and directors a group (2 persons)	6,000,000	(2)	10,000	(3)	100.0%

5% Shareholders
None			0		0%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our preferred stock held by them. Applicable percentage ownership is based on 6,000,000 shares of our Series E Preferred Stock and 10,000,000 of our Series F Preferred Stock issued and outstanding.

(2)

Each share of Series E Preferred Stock has a 10-to-1 voting preference where everyone share of Series E Preferred Stock is equivalent in votes to ten shares of Common Stock, resulting in the equivalent of 60,000,000 voting shares of common stock or 10.5% of our issued and outstanding shares.

(3)	Represents 10,000 shares of our Series F Preferred Stock owned directly by Mrs. Masjedi. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion and has voting rights equivalent to the conversion rights for a total of 5,708,593,330 common stock voting share equivalents representing 90% of the voting power on fully diluted basis.

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

The following includes a summary of transactions since January 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded $120,000 , and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation arrangement, which are described above under “Executive Compensation.”

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

Our board of directors’ acts as the audit committee and we currently have no separate committees. Due to the small size of our board of directors, we believe that currently it is appropriate and most efficient for our entire board of directors to execute the functions that a separate audit committee, compensation committee and nominating committee would typically perform.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2019:	$26,000.

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

Pre-Approval Policies and Procedures

We do not currently have a separate audit committee. Our board of directors is responsible for the pre-approval of all audits and permitted non-audit services to be performed for our Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2019 and 2018 were approved by our board of directors in accordance with the procedures described below.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Consolidated Financial Statements of Pacific Ventures Group, Inc.:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2019 and 2018

●	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2019 and 2018

●	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

** SEC Counsel or CPA to add footnotes below **

(b)	Exhibits.

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015).
2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).
2.3††	Asset Purchase Agreement, dated as of January 31, 2018, by and among the Company, Royalty Foods, LLC and San Diego Farmers Outlet, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2018).
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2017).
3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).
3.3*	Amended and Restated Series F Preferred Stock
10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.2	Distribution Agreement, dated March 16, 2015, by and between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.3	Distribution Agreement, dated June 5, 2015, by and between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 tothe Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).

Exhibit Number	Description
10.4	Exclusive Distribution Agreement, dated February 3, 2015, by and between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.5	Distribution Agreement, dated May 1, 2015, by and between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.7	Anti-Dilution Agreement, dated September 25, 2015, by and among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.9	Trust Agreement, dated June 1, 2013, by and between Snobar Holding, Inc. and Azizollah Masjedi (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.10	Form of Promissory Note by and between the Company and certain related parties (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.11†	Pacific Ventures Group, Inc. 2017 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.12†	Form of Pacific Ventures Group, Inc. Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.13†	Form of Pacific Ventures Group, Inc. Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
16.1	Letter from Anderson Bradshaw PLLC, dated April 20, 2016, addressed to the Securities and Exchange Commission (incorporated by reference from the Company’s Current Report on Form 8-K, as filed on April 20, 2016, Exhibit 16).
21.1*	List of subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
††	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: May 8, 2020	By:	/s/ Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shannon Masjedi	Director	May 8, 2020
Shannon Masjedi

/s/ Marc Shenkman	Chairman of the Board of Directors	May 8, 2020
Marc Shenkman

