Form 10-Q
period 2020-03-31
Pacific Ventures Group, Inc.
filed 2020-06-16
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, there were 570,859,333 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the three months
	ended March 31, 2020	December 31, 2019
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$197,944	$315,957
Accounts receivable	1,407,035	1,290,637
Inventory Asset	1,318,715	830,504
Other Current Asset	44,368	34,379
Right to Use Asset	231,000	249,000
Deposits	16,845	16,845
Total Current Assets	3,215,906	2,737,322
Fixed Assets
Fixed assets, net	$1,397,017	$1,477,668
Total Fixed Assets	1,397,017	1,477,668
Other Assets
Intangible Assets	$3,634,817	$3,680,371
Right to Use Asset	817,000	861,250
Rent Deposit and Employee Advances	12,421	12,421
	4,464,238	4,554,042

TOTAL ASSETS	$9,077,161	$8,769,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	2,033,915	1,409,420
Accrued expenses	734,174	714,962
Lease Liability	231,000	249,000
Current portion, notes payable	830,637	1,022,364
Current portion, notes payable - related party	370,397	340,241
Current portion, leases payable	111,294	119,988
Total Current Liabilities	4,311,417	3,855,976

Long-Term Liabilities:
Notes payable	$9,306,623	$8,627,129
Notes payable - related party	42,000	42,000
Lease Liability	817,000	861,250
Total Long-Term Liabilities	10,165,623	9,530,379

Total Liabilities	$14,477,040	$13,386,354

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 Series E, issued and outstanding	$6,000	$6,000
10,000 Series F, issued and outstanding	10	-
Common stock, $.001 par value, 900,000,000 shares authorized, and 570,859,333 issued and outstanding, respectively.	570,033	570,033
Additional paid in capital	4,852,003	4,847,013
Accumulated deficit	(10,827,924)	(10,040,367)

Total Stockholders’ Equity (Deficit)	$(5,399,878)	$(4,617,321)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,077,161	$8,769,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2020	2019

Sales, net of discounts	$6,700,108	$1,289,283
Cost of Goods Sold	5,686,635	1,010,290
Gross Profit	1,013,473	278,994
Operating Expenses
Selling, general and administrative	973,820	245,803
Marketing and Advertising	14,718	8,440
Amortization & Depreciation expense	161,892	6,476
Professional fees	190,257	141,648
Officer Compensation	75,000
Operating Expenses/(Loss)	1,415,686	402,366
Income/(Loss) from Operations	(402,212)	(123,372)
Other Non-Operating Income and Expenses
Interest expense	(390,000)	(189,566)
Extraordinary Items
Net Income/(Loss) before Income Taxes	(792,212)	(312,938)
Provision for income taxes	-	-
Net Ordinary Income/(Loss)	(792,212)	(312,938)

Other Income / Expense
Other Income - Other	4,656	10,174

Net Income/(Loss)	$(787,557)	(302,764)

Basic and Diluted Loss per Share - Common Stock	$(0.00138)	$0.00110

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	570,859,333	275,858,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months
	ended March 31,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(787,557)	$(302,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	(5,000)	6,500
Accumulated Depreciation		6,476
Depreciation & Amortization Expense	161,892

Changes in operating assets and liabilities
Accounts receivable	(187,788)	34,296
Inventory	(488,211)	(37,617)
Other Current Assets	61,403
Other Assets	-
Accounts payable	613,802	30,515
Accrued expenses	24,121	3,023
Other Current liabilities	(64,518)
Capitalized interest or penalty fees	62,881	54,295

Net Cash Provided by / (Used in) Operating Activities	(608,975)	(205,277)

INVESTING ACTIVITIES

Receivable - Related	-	(74,000)
Purchase of equipment, building & improvements & fixed assets	(35,687)
Goodwill and Intangible Assets	-
Net Cash Provided by / (Used In) Investing Activities	(35,687)	(74,000)

FINANCING ACTIVITIES
Proceeds from notes payable	-	126,000
Proceeds from notes payable - Related	-	45,048
Repayment of notes payable	(157,720)	(44,113)
Repayment of notes payable - Related	(125)
Proceeds from long-term loans	2,609,495
Repayment of long-term loans	(1,930,000)
Repayment of debt by Shares	-	(166,000)
Shares Issued for Debt	-	171,051
Preferred Stocks issued	5,000
Prior period adjustment to retained earnings	-	3,846
Net Cash Provided by / (Used in) Financing Activities	526,650	135,831

NET INCREASE (DECREASE) IN CASH	(118,012)	(143,446)
CASH AT BEGINNING OF PERIOD	315,956	151,058

CASH AT END OF PERIOD	$197,944	$7,612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest and penalty fees	$82,472	$93,895
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$-	$171,051

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

On December 17, 2019, the Company completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California and owns the land and the building. their 17,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

The Company’s customers range from a wide variety of restaurants, including many well known in Southern CA, to institutions, schools (UCSD, SDSU, etc.) and re-distributors such as US Foods and Sysco as well as to local distributors. They supply wholesale food and restaurant supplies to San Diego, Los Angeles, Orange and Riverside and offer same day service. In addition, they have clients in Arizona and Colorado that come to their facility to pick up their orders.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of March 31, 2020, the Company has $0 in deferred revenue. As of December 31, 2019, the Company also had $0 deferred revenue.

Leases

ASC 842, Leases, was required to be adopted for all financial years beginning after December 15, 2018 and requires long term leases (longer than 12 month) to be capitalized with a corresponding liability for the term of the lease and expensed over that term. Currently the Company has 2 long-term leases SDFO & Seaport Meat Company.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of March 31, 2020, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of March 31, 2020, the Company has a cash balance of $197,944 in cash and cash equivalents, compared to $315,967 at December 31, 2019.

Accounts Receivable

As of March 31, 2020, Accounts Receivable are stated at net realizable value of $1,407,035. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2019, the Company wrote off $323 of bad debt expense. The Company wrote off $2,771 of bad debts during the three (3) months ended March 31, 2020, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2019, the Company had total inventory assets of $830,504 consisting of $53,207 of San Diego Farmers Outlet, Inc.’s inventory assets of fresh produce and food products and $777,297 of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items. As of March 31, 2020, the Company has $1,318,715 in inventories.

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

Identifiable Intangible Assets

As of March 31, 2020, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet) $193,000

Trade Name (Seaport Meat) $449,000

Wholesale Customer Relationships (San Diego Farmers Outlet) $266,000

Wholesale Customer Relationships (Seaport Meat) $2,334,239

Total Identifiable Intangible Assets $3,242,239

Goodwill

Assembled Workforce $21,000

Unidentified Intangible Value $470,000

Total Goodwill $491,000

Total Intangible Assets $3,733,239

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $787,557 for the three (3) months ended March 31, 2020 and has an accumulated deficit of $10,827,924 as of March 31, 2020.

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

4. INVENTORIES

As of March 31, 2020, the Company had inventory assets for a total of $1,318,715. The Company had inventory assets of $830,504 as of December 31, 2019.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2020 and December 31, 2019, consisted of:

	March 31, 2020	December 31, 2019
Computers	$11,788	$11,788
Office Furniture	14,390
Building & Improvement	25,000	25,000
Leashold Improvement	13,000
Forklift 1	3,000	3,000
Forklift 2	2,871	2,871
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2018 Hino 155 5680	30,181	30,181
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Machinery & Equipment	921,992	913,696
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(216,152)	(99,815)

	$1,397,017	$1,477,668

Depreciation and Amortization expenses for the three (3) months ended March 31, 2020 was $161,892 compared to $6,476 for the same period of March 31, 2019.

6. ACCRUED EXPENSE

As of March 31, 2020, the Company had accrued expenses of $734,174 compared to $714,962, for the year-end December 31, 2019.

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

8.	RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of March 31, 2020:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$75,567
A. Masjedi	500,000	6/1/2013	294,830
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$696,000		$412,397

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2022. The balance of the note at March 31, 2020 was $75,567.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2022. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of March 31, 2020.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2022. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of March 31, 2020.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2022 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of March 31, 2020.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of March 31, 2020, the outstanding balance under this note was $294,930, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2022 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of March 31, 2020.

As of December 31, 2019, the Company had total short-term notes payable of $1,362,605 and long-term notes payable of $8,669,129. As of March 31, 2020, the Company had total short-term notes payable of $1,201,033 and long-term notes payable of $9,348,623.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of March 31, 2020:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
Henry Mahgerefteh	144,000	2/15/15	146,916
TRA Capital	106,112	3 loans	106,112
BNA Inv	223,499	6 loans	223,499
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	307,070
JSJ, Investments	75,000	7/12/17	47,039
PNC, Inc.	2,876,509	12/19/20	879,900
TCA Global fund	2,150,000	5/1/18	2,745,023
TCA Global fund 2	3,000,000	12/17/19	5,544,879
	$8,994,414		$10,137,260

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of March 31, 2020.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. The entire balance is owed and outstanding as of March 31, 2020.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of March 31, 2020.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On July 12, 2017, the issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. The company entered into a mutually agreed upon settlement agreement that called out for monthly payments of $3,359.90. All payments are current and the balance on the note as of March 31, 2020 was $47,039. There is no conversion feature to this settlement and only cash payment.

Effective September 30, 2017, the Company entered into amended promissory notes with BNA/TRA an unrelated third party in an amount of $372,500, one for $172,500, and four others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017 but have been extended to November 15, 2017 for a fee of $15,000. The notes had a principal outstanding balance of $329,611 as of March 31, 2020, including the $15,000 extension fee.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $307,070, including capitalized interest and penalty fees.

 On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $2,745,023 as of March 31, 2020.

On December 17, 2019 Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $5,544,879 as of March 31, 2020.

On February 13, 2017, Pacific Ventures entered settlement with one of its creditors for $527,333 of its long-term notes payable. As of December 31, 2019, the balance is $200,000 due on July 15, 2020.

As of December 31, 2019, the Company had short-term notes payable of $1,362,605 and long-term notes payable of $8,669,129.

As of March 31, 2020, the Company had short-term notes payable of $1,201,033 and long-term notes payable of $9,348,623.

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

There was 0 restricted shares of the Company’s common stock issued during the fiscal quarter ended March 31, 2020.

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 6,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of December 31, 2019, there were 6,000,000 shares of Series E Preferred Stock issued and outstanding. Additionally, Company has designated 10,000 shares of Series F Preferred Stock and 10,000 shares of the Series F Preferred Stock are issued and outstanding. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion.

From January 1, 2020 through March 31, 2020, the Company issued 0 shares of its common stock.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of March 31, 2019, and the same period in 2020, there were 275,858,986 and 570,859,333 shares of the Company’s common stock issued and outstanding, respectively.

On April 13, 2020 the Company effected a 500 for 1 reverse split of its common stock. The number of authorized common shares remained 900,000,000

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

On April 13, 2020 the Company effected a 500 for 1 reverse split of its common stock. The number of authorized common shares remained 900,000,000

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

As of March 31, 2020, Snöbar products are currently being sold in the east coast by our distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see “Plan of Operations” below for further detail.

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

On December 17, 2019, the Company completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California and owns the land and the building. their 17,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

Plan of Operations

Snobar

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

Seaport Meat Company

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

Seaport Meat Company manufactures and wholesales custom processed beef, pork, chicken, lamb, veal and seafood. In addition, they are redistributors of a wide variety of dry goods, frozen foods, disposables and janitorial products. Their sales, distribution and finance processes are very efficient and can be expanded to add new product lines, including fresh produce and dairy

Although the Company has been able to extend the maturity dates as well as repayment terms of a substantial amount of its existing debt, there is no assurance that the Company will be able to further extend such repayments or maturity dates to avoid a default, as such further extension depends on the consent of the holders of such debt. If the Company is unable to make such payments and repayments and unable to extend and delay required payments or maturities of such debt, the holders of such debt will have the right to take legal action seeking enforcement of the debt. If any legal action is taken against it, the Company would face the risk of having to deplete our limited cash resources to defend against such suit or face the entry of a default judgment. In either event, such action would have grave impact on the Company’s operations. The Company’s ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful, which would in turn significantly affect our ability to be successful in its new business plan. If not, the Company will likely be required to reduce operations or liquidate assets. The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy the Company’s working capital and other cash requirements.

San Diego Farmers Outlet

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

Results of Operations

Three Months ended March 31, 2020, as Compared to Three Months Ended March 31, 2019

Revenues ― The Company recorded $6,700,108 sales revenue for the three months ended March 31, 2020 as compared to $1,289,283 for the same period of March 31, 2019. The Company had $1,318,715 inventory of saleable merchandise as of March 31, 2020 as compared to $198,475 for the period ending March 31, 2019.

Operating Expenses ― Total operating expenses for the three months ended March 31, 2020 was $1,415,686 as compared to $402,366 in the same period in, 2019, due to increased operating activities during the period ended March 31, 2020, and an increase in salaries and wages.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses for the three months ended March 31, 2020 increased by $728,017 to $973,820 from $245,803 in the same period in 2019, which was due to an increase in various expenses and business expansion.

Marketing and Advertising Expenses – Marketing and advertising expenses for the three months ended March 31, 2020 was $14,718 compared to $8,440 in March 31, 2019.

Professional fees – Professional fees expense for the three months ended March 31, 2020 was $190,257, which includes accounting, legal fees and consulting services compared to $141,648 during the same period in 2019.

Depreciation and Amortization Expenses ― Depreciation and Amortization expenses for the three months ended March 31, 2020 and 2019 was $161,892 and $6,476, respectively.

Salaries and Wages ― Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the three months ended March 31, 2020 was $586,250, as compared to $113,543 for the prior same period.

Other Non-Operating Income and Expenses ― For the three months period ended March 31, 2020, the Company recorded interest and penalty expenses in the amount of $390,000 for a non-operating loss in the same amount. In the three months ended March 31, 2019 the Company recorded other non-operating expenses of $189,566 in interest expense for a non-operating loss in the same amount.

Net Loss ― Net loss for three months ended March 31, 2020 was $787,557, as compared to net loss of $302,764 for the three months ended March 31, 2019.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2020, the Company had a working capital deficit of $1,095,511, consisting of $197,944 in cash, $1,407,035 in accounts receivable, $1,318,715 in inventory, $275,368 in other assets and $16,845 in deposits, offset by accounts payable $2,033,915, accrued expenses of $734,175, equipment of $111,294 and $1,432,033 in the current portion of notes payable.

For the three months period ended March 31, 2020, the Company used $608,975 of cash in operating activities, used cash of $35,687 for investing activities and obtained $526,650 cash from financing activities, resulting in a decrease in total cash of $118,021 and a cash balance of $197,944 for the period. For the three months period ended March 31, 2019, the Company used cash of $205,277 in operating activities, used cash of $74,000 for investing activities and obtained cash of $135,831 from financing activities, resulting in an increase in cash of $143,446 and a cash balance of $7,612 at the end of such period.

Total current assets as of March 31, 2020 was $3,215,906, while current liabilities were $4,311,417. The Company has incurred an operating loss of $787,557 for the three months period ended March 31, 2020, largely due the increase in operating expenses, business expansion and increase in interest and penalty fees. During the three months period ended March 31, 2020, the Company had an accumulated deficit of $10,827,924. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of March 31, 2020		As of December 31, 2019
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	830,637	9,306,623	1,022,364	8,627,129

Notes Payable - Related	370,397	42,000	340,241	42,000
	$1,201,033	$9,348,623	$1,362,605	$8,669,129

Total Notes Payable for related and unrelated parties increased by $517,923 from the fiscal year ended December 31, 2019 from $10,031,734 to $10,549,656 in the three months period ended March 31, 2020.

As of March 31, 2020, total stockholders’ equity deficit increased to $5,399,878 from $4,617,321 as of December 31, 2019. Accumulated deficit increased from $10,040,367 in the fiscal year ended December 31, 2019 to $10,827,924 for the three months period ended March 31, 2020.

As of March 31, 2020, the Company had a cash balance of $197,944 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations. Except for Mrs. Masjedi, who filed for Chapter 7 personal bankruptcy in 2010, which was discharged in August 2011, and Mr. Shenkman, who filed for Chapter 11 business bankruptcy in 2010, which was dismissed in May 2012, none of our directors or officers have filed for or have been affiliated with any company that has filed for bankruptcy within the last ten years.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2020, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015).

2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2017).

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

3.3	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.2	Distribution Agreement, dated March 16, 2015, between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.3	Distribution Agreement, dated June 5, 2015, between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.4	Exclusive Distribution Agreement, dated February 3, 2015, between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.5	Distribution Agreement, dated May 1, 2015, between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.7	Anti-Dilution Agreement, dated September 25, 2015, among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report Form on Form 8-K, as filed with the SEC on September 25, 2015).

10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.9	Trust Agreement, dated June 1, 2013 by and between Snobar Holding, Inc. and Azizollah Masjedi(Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.10	Form of Promissory Note by and between the Company and certain related parties (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).

10.11	SEAPORT amended APA (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.12	SEAPORT Asset Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.13	Exchange IB Obligations Membership Interests in Seaport (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.14	Pledge Irrevocable Proxy (TCA Royalty Foods I, LLC) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.15	Pledge Irrevocable Proxy (Seaport Group Enterprises LLC) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.16	Pledge and Escrow Agreement (Pacific - TCA) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.17	Pledge and Escrow Agreement (Pacific - Seaport) (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.18	Pacific Ventures Group - Security Agreement (Issuer) (Incorporated by reference to Exhibit 10 .7 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.19	Pacific Ventures Group - Security Agreement (Guarantors) (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.20	Pacific Ventures Group - Corporate Guaranty (Masjedi) (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.21	Pacific Ventures Group - Corporate Guaranty (Guarantors) (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.22	Debenture (Working Capital) TCA ICAV Pacific Venture Group (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.23	Debenture (Purchase Price) TCA ICAV Pacific Venture Group (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.24

Securities Purchase Agreement TCA special Situations Pacific Ventures (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

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

PACIFIC VENTURES GROUP, INC.

Date: June 16, 2020	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

