Form 10-Q
period 2020-06-30
Pacific Ventures Group, Inc.
filed 2020-08-20
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission File Number 000-54584

PACIFIC VENTURES GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2100622
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

117 West 9th Street Suite 316 Los Angeles California	90015
(Address of principal executive offices)	(Zip Code)

310-392-5606

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of June 30, 2020, there were 1,142,781 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding, which reflects the 1-for-500 reverse stock split that occurred on April 13, 2020.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the six months
	ended June 30, 2020	December 31, 2019
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$457,096	$315,957
Accounts receivable	1,849,842	1,290,637
Inventory Asset	1,700,470	830,504
Other Current Asset	51,879	34,379
Right to Use Asset	213,000	249,000
Deposits	16,845	16,845
Total Current Assets	4,289,132	2,737,322
Fixed Assets
Fixed assets, net	$1,280,441	$1,477,668
Total Fixed Assets	1,280,441	1,477,668
Other Assets
Intangible Assets	$3,589,263	$3,680,371
Right to Use Asset	817,000	861,250
Rent Deposit and Employee Advances	12,901	12,421
	4,419,164	4,554,042
TOTAL ASSETS	$9,988,737	$8,769,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,926,497	$1,409,420
Accrued expenses	957,868	714,962
Lease Liability	213,000	249,000
Current portion, notes payable	827,048	1,022,364
Current portion, notes payable - related party	401,515	340,241
Current portion, leases payable	102,081	119,988
Total Current Liabilities	$5,428,009	$3,855,976

Long-Term Liabilities:
Notes payable	$10,175,696	$8,627,129
Notes payable - related party	42,000	42,000
Lease Liability	817,000	861,250
Total Long-Term Liabilities	11,034,696	9,530,379

Total Liabilities	$16,462,705	$13,386,354

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 Series E, issued and outstanding	$6,000	$6,000
10,000 Series F, issued and outstanding	10	-
Common stock, $.001 par value, 900,000,000 shares authorized, and 1,142,781 issued and outstanding at June 30, 2020, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	570,033	570,033
Additional paid in capital	4,852,003	4,847,013
Accumulated deficit	(11,902,013)	(10,040,367)

Total Stockholders’ Equity (Deficit)	$(6,473,968)	$(4,617,321)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,988,737	$8,769,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019

Sales, net of discounts	$8,688,557	$1,127,028	$15,388,665	$2,418,994
Cost of Goods Sold	7,682,194	716,870	13,368,829	1,729,107
Gross Profit	1,006,363	410,158	2,019,836	689,887
Operating Expenses
Selling, general and administrative	1,162,266	273,006	2,136,086	520,214
Marketing and Advertising	4,425	15,431	19,143	23,871
Amortization and Depreciation expense	162,130	5,997	324,022	12,473
Professional fees	263,366	186,289	453,622	327,937
Officer Compensation	75,000		150,000
Operating Expenses/(Loss)	1,667,187	480,724	3,082,873	884,495
Income/(Loss) from Operations	(660,824)	(70,566)	(1,063,036)	(194,607)
Other Non-Operating Income and Expenses
Interest expense	(418,134)	(167,170)	(808,134)	(356,737)
Net Income/(Loss) before Income Taxes	(1,078,958)	(237,737)	(1,871,170)	(551,343)
Provision for income taxes
Net Ordinary Income/(Loss)	(1,078,958)	(237,737)	(1,871,170)	(551,343)
Other Income / Expense
Other Income - Other	4,868	208	9,524	10,382
Net Income/(Loss)	$(1,074,090)	(237,529)	$(1,861,646)	(540,962)
Basic and Diluted Loss per Share - Common Stock	$(0.93989)	$(0.00086)	$(1.62905)	$(0.00196)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	1,142,781	275,858,986	1,142,781	275,858,986

Common stock outstanding shares reflect the 1-for-500 reverse stock split that occurred on Apr 13, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the six months
	ended June 30,
	2020	2019

OPERATING ACTIVITIES
Net loss	$(1,861,646)	$(540,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	(5,000)	6,500
Accumulated Depreciation		12,473
Depreciation & Amortization Expense	324,022
Changes in operating assets and liabilities
Accounts receivable	(630,596)	36,295
Inventory	(869,967)	(210,362)
Other Current Assets	53,412
Other Assets	-
Accounts payable	1,647,070	223,226
Accrued expenses	96,954	(2,651)
Other Current liabilities	(63,556)
Capitalized interest or penalty fees	121,086	82,583

Net Cash Provided by / (Used in) Operating Activities	(1,188,222)	(392,899)
INVESTING ACTIVITIES
Receivable - Related	-	(124,000)
Purchase of equipment, building & improvements & fixed assets	(35,687)	(3,816)
Goodwill and Intangible Assets	-	-
Net Cash Provided by / (Used In) Investing Activities	(35,687)	(127,816)

FINANCING ACTIVITIES
Proceeds from notes payable	669,600	179,000
Proceeds from notes payable - Related	-	97,620
Repayment of notes payable	(188,395)	72,796
Repayment of notes payable - Related	(125)
Proceeds from long-term loans	2,838,868
Repayment of long-term loans	(1,959,900)
Repayment of debt by Shares	-	(166,000)
Common Shares Issued for Cash	-
Shares Issued for Debt	-	171,051
Preferred Stocks issued	5,000
Prior period adjustment to retained earnings	-	3,846
Net Cash Provided by / (Used in) Financing Activities	1,365,048	358,312

NET INCREASE (DECREASE) IN CASH	141,139	(162,403)
CASH AT BEGINNING OF PERIOD	315,956	151,058

CASH AT END OF PERIOD	$457,096	$(11,345)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest and penalty fees	$203,672	$118,395
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$-	$171,051

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of June 30, 2020, the Company has $0 in deferred revenue. As of December 31, 2019, the Company also had $0 deferred revenue.

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

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual, or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of June 30, 2020, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of June 30, 2020, the Company has a cash balance of $457,096 in cash and cash equivalents, compared to $315,957 at December 31, 2019.

Accounts Receivable

As of June 30, 2020, Accounts Receivable are stated at net realizable value of $1,849,842. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2019, the Company wrote off $323 of bad debt expense. The Company wrote off $5,038 of bad debts during the six (6) months ended June 30, 2020, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2019, the Company had total inventory assets of $830,504 consisting of $53,207 of San Diego Farmers Outlet, Inc.’s inventory assets of fresh produce and food products and $777,297 of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items. As of June 30, 2020, the Company has $1,700,470 in inventories.

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

Identifiable Intangible Assets

As of June 30, 2020, the Company’s Identifiable Intangible Assets are as follows:

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,861,646 for the six (6) months ended June 30, 2020 and has an accumulated deficit of $11,902,013 as of June 30, 2020.

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

4. INVENTORIES

As of June30, 2020, the Company had inventory assets for a total of $1,700,470. The Company had inventory assets of $830,504 as of December 31, 2019.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2020 and December 31, 2019, consisted of:

	June 30, 2020	December 31, 2019
Computers	$11,788	$11,788
Office Furniture	14,390
Building & Improvement	25,000	25,000
Leashold Improvement	13,000
Forklift 1	3,000	3,000
Forklift 2	2,871	2,871
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2018 Hino 155 5680	30,181	30,181
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Machinery & Equipment	921,992	913,696
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(332,729)	(99,815)

	$1,280,441	$1,477,668

Depreciation and Amortization expenses for the six (6) months ended June 30, 2020 was $324,022 compared to $12,473 for the same period of June 30, 2019.

6. ACCRUED EXPENSE

As of June 30, 2020, the Company had accrued expenses of $957,868 compared to $714,962, for the year-end December 31, 2019.

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

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of June 30, 2020:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$75,567
A. Masjedi	500,000	6/1/2013	325,948
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$696,000		$443,515

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2022. The balance of the note at June 30, 2020 was $75,567.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2022. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of June 30, 2020.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2022. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of June 30, 2020.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2022 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of June 30, 2020.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of June 30, 2020, the outstanding balance under this note was $325,948, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2022 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of June 30, 2020.

As of December 31, 2019, the Company had total short-term notes payable of $1,362,605 and long-term notes payable of $8,669,129. As of June 30, 2020, the Company had total short-term notes payable of $1,228,563 and long-term notes payable of $10,217,696.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of June 30, 2020:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
Henry Mahgerefteh	144,000	2/15/15	143,699
TRA Capital	106,112	3 loans	106,112
BNA Inv	223,499	6 loans	223,499
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	317,274
JSJ, Investments	75,000	7/12/17	36,464
PNC, Inc.	2,876,509	12/19/20	1,405,500
TCA Global fund	2,150,000	5/1/18	2,784,688
TCA Global fund 2	3,000,000	12/17/19	5,734,587
SBA Loan	114,100	4/1/20	114,100
	$9,108,514		$11,002,744

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of June 30, 2020.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. The entire balance is owed and outstanding as of June 30, 2020.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of June 30, 2020.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On July 12, 2017, the issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. The company entered into a mutually agreed upon settlement agreement that called out for monthly payments of $3,359.90. All payments are current and the balance on the note as of June 30, 2020 was $36,464. There is no conversion feature to this settlement and only cash payment.

Effective September 30, 2017, the Company entered into amended promissory notes with BNA/TRA an unrelated third party in an amount of $372,500, one for $172,500, and four others for $50,000 each. All of the notes have an interest rate of 8% and had a maturity date of August 13, 2017 but have been extended to November 15, 2017 for a fee of $15,000. The notes had a principal outstanding balance of $329,611 as of June 30, 2020, including the $15,000 extension fee.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $317,274, including capitalized interest and penalty fees.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $2,784,688 as of June 30, 2020.

On December 17, 2019 Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The total outstanding balance of the two (2) notes for Seaport Meat is $8,519,275 as of June 30, 2020.

As of December 31, 2019, the Company had short-term notes payable of $1,362,605 and long-term notes payable of $8,669,129.

As of June 30, 2020, the Company had short-term notes payable of $1,228,563 and long-term notes payable of $10,217,696.

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

There was 0 restricted shares of the Company’s common stock issued during the fiscal quarter ended June 301, 2020.

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

From January 1, 2020 through June 30, 2020, the Company issued 0 shares of its common stock.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of June 30, 2019, and the same period in 2020, there were 275,858,986 and 1,142,781 shares of the Company’s common stock issued and outstanding, respectively. The June 30, 2020 common stock issued and outstanding shares reflect the 1-for-500 reverse stock split that occurred on Apr 13, 2020.

On April 13, 2020 the Company effected a 500 for 1 reverse split of its common stock. The number of authorized common shares remained 900,000,000.

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

We have evaluated events through August 19, 2020.

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

As of June 30, 2020, Snöbar products are currently being sold in the east coast by our distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see “Plan of Operations” below for further detail.

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

On December 17, 2019, the Company completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California and owns the land and the building. their 17,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

On April 13, 2020 the Company effected a 500 for 1 reverse split of its common stock. The number of authorized common shares remained 900,000,000. All share numbers reported herein have taken the reverse split into account.

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

Results of Operations

Six Months ended June 30, 2020, as Compared to Six Months Ended June 30, 2019

Revenues ― The Company recorded $15,388,665 sales revenue for the six months ended June 30, 2020 as compared to $2,418,994 for the same period of June 30, 2019. The Company had $1,700,470 inventory of saleable merchandise as of June 30, 2020 as compared to $371,220 for the period ending June 30, 2019. The increase in revenue and inventory is due to our acquisition of Seaport Meat.

Operating Expenses ― Total operating expenses for the six months ended June 30, 2020 was $3,082,873 as compared to $884,495 in the same period in, 2019, due to increased operating activities during the period ended June 30, 2020, and an increase in salaries and wages. The increases in expenses as stated through this section is due primarily to the acquisition of Seaport Meat in December 2019.

Selling, General and Administrative Expenses ― Selling, general and administrative expenses for the six months ended June 30, 2020 increased by $1,615,872 to $2,136,086 from $520,214 in the same period in 2019, which was due to an increase in various expenses and business expansion.

Marketing and Advertising Expenses – Marketing and advertising expenses for the six months ended June 30, 2020 was $19,143 compared to $23,871 in June 30, 2019.

Professional fees – Professional fees expense for the six months ended June 30, 2020 was $453,622, which includes accounting, legal fees and consulting services compared to $327,937 during the same period in 2019.

Depreciation and Amortization Expenses ― Depreciation and Amortization expenses for the six months ended June 30, 2020 and 2019 was $324,022 and $12,473, respectively.

Salaries and Wages ― Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the six months ended June 30, 2020 was $1,197,219, as compared to $242,827 for the prior same period.

Other Non-Operating Income and Expenses ― For the six months period ended June 30, 2020, the Company recorded interest and penalty expenses in the amount of $808,134 for a non-operating loss in the same amount. In the six months ended June 30, 2019 the Company recorded other non-operating expenses of $356,737 in interest expense for a non-operating loss in the same amount.

Net Loss ― Net loss for six months ended June 30, 2020 was $1,861,646, as compared to net loss of $540,962 for the six months ended June 30, 2019.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2020, the Company had a working capital deficit of $1,138,877, consisting of $457,096 in cash, $1,849,842 in accounts receivable, $1,700,470 in inventory, $264,879 in other assets and $16,845 in deposits, offset by accounts payable $2,926,497, accrued expenses of $957,868, equipment of $102,081 and $1,441,563 in the current portion of notes payable.

For the six months period ended June 30, 2020, the Company used $1,188,222 of cash in operating activities, used cash of $35,687 for investing activities and obtained $1,365,048 cash from financing activities, resulting in a increase in total cash of $141,139 and a cash balance of $457,096 for the period. For the six months period ended June 30, 2019, the Company used cash of $392,899 in operating activities, used cash of $127,816 for investing activities and obtained cash of $358,312 from financing activities, resulting in an decrease in cash of $162,403 and a negative cash balance of $11,345 at the end of such period.

Total current assets as of June 30, 2020 was $4,289,132, while current liabilities were $5,428,009. The Company has incurred an operating loss of $1,861,646 for the six months period ended June 30, 2020, largely due the increase in operating expenses, business expansion and increase in interest and penalty fees. During the six months period ended June 30, 2020, the Company had an accumulated deficit of $11,902,013. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of June 30, 2020		As of December 31, 2019
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	827,048	10,175,696	1,022,364	8,627,129

Notes Payable - Related	401,515	42,000	340,241	42,000
	$1,228,563	$10,217,696	$1,362,605	$8,669,129

Total Notes Payable for related and unrelated parties increased by $1,414,525 from the fiscal year ended December 31, 2019 from $10,031,734 to $11,446,259 in the six months period ended June 30, 2020.

As of June 30, 2020, total stockholders’ equity deficit increased to $6,473,968 from $4,617,321 as of December 31, 2019. Accumulated deficit increased from $10,040,367 in the fiscal year ended December 31, 2019 to $11,902,013 for the six months period ended June 30, 2020.

As of June 30, 2020, the Company had a cash balance of $457,096 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2020:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	We do not have a full time CFO

●	we do not have an independent audit committee of our Board of Directors;

We plan to take a number of actions to correct these material weaknesses including, but not limited to, establishing an audit committee of our Board of Directors comprised of three independent directors, and retaining third-party consultants to review our internal controls and recommend improvements.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2020, the Company issued 0 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

PACIFIC VENTURES GROUP, INC.

Date: August 20, 2020	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

