Form 10-Q
period 2020-09-30
Pacific Ventures Group, Inc.
filed 2020-11-20
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of September 30, 2020, there were 6,871,351 shares of the registrant’s common stock, $.001 par value per share, issued and outstanding, which reflects the 1-for-500 reverse stock split that occurred on April 13, 2020.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the nine months ended Sept 30, 2020	December 31, 2019
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$(34,861)	$315,957
Accounts receivable	1,399,237	1,290,637
Inventory Asset	1,703,162	830,504
Other Current Asset	36,897	34,379
Right to Use Asset	195,000	249,000
Deposits	16,845	16,845
Total Current Assets	3,316,279	2,737,322
Fixed Assets
Fixed assets, net	$1,294,412	$1,477,668
Total Fixed Assets	1,294,412	1,477,668
Other Assets
Intangible Assets	$3,527,497	$3,680,371
Right to Use Asset	827,752	861,250
Rent Deposit and Employee Advances	10,732	12,421
	4,365,981	4,554,042
TOTAL ASSETS	$8,976,671	$8,769,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,556,896	$1,409,420
Accrued expenses	1,202,372	714,962
Lease Liability	195,000	249,000
Current portion, notes payable	1,474,122	1,022,364
Current portion, notes payable - related party	433,849	340,241
Current portion, leases payable	94,528	119,988
Total Current Liabilities	$5,956,767	$3,855,976

Long-Term Liabilities:
Notes payable	$10,546,942	$8,627,129
Notes payable - related party	42,000	42,000
Lease Liability	817,000	861,250
Total Long-Term Liabilities	11,405,942	9,530,379

Total Liabilities	$17,362,709	$13,386,354

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 Series E, issued and outstanding	$6,000	$6,000
10,000 Series F, issued and outstanding	10	-
Common stock, $.001 par value, 900,000,000 shares authorized, and 6,871,351 issued and outstanding at September 30, 2020, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	3,427,444	570,033
Additional paid in capital	2,117,407	4,847,013
Accumulated deficit	(13,936,898)	(10,040,367)

Total Stockholders’ Equity (Deficit)	$(8,386,037)	$(4,617,321)

Total Liabilities and Stockholders’ Equity (Deficit)	$8,976,671	$8,769,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019

Sales, net of discounts	$7,540,361	$1,098,052	$22,929,026	$3,600,317
Cost of Goods Sold	7,060,129	903,879	20,429,567	2,627,418
Gross Profit	480,232	194,174	2,499,459	972,899
Operating Expenses
Selling, general and administrative	1,503,850	259,196	3,636,326	782,041
Marketing and Advertising	8,555	62,014	27,698	98,885
Amortization and Depreciation expense	178,947	5,758	505,969	18,231
Professional fees	299,100	102,524	752,723	419,961
Officer Compensation	75,000		225,000	225,000
Operating Expenses/(Loss)	2,065,453	429,493	5,147,716	1,544,119
Income/ (Loss) from Operations	(1,585,221)	(235,319)	(2,648,257)	(571,219)
Other Non-Operating Income and Expenses
Interest expense	(453,139)	(180,936)	(1,261,273)	(537,673)
Net Income/(Loss) before Income Taxes	(2,038,360)	(416,255)	(3,909,530)	(1,108,891)
Provision for income taxes
Net Ordinary Income/(Loss)	(2,038,360)	(416,255)	(3,909,530)	(1,108,891)
Other Income / Expense
Other Income - Other	3,476	10,316	13,000	20,699
Net Income/(Loss)	$(2,034,885)	(405,939)	$(3,896,531)	(1,088,193)
Basic and Diluted Loss per Share - Common Stock	$(0.29614)	$(0.00085)	$(0.56707)	$(0.00228)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	6,871,351	477,226,000	6,871,351	477,226,000

Common stock outstanding shares reflect the 1-for-500 reverse stock split that occurred on Apr 13, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the nine months
	ended September 30,
	2020		2019

OPERATING ACTIVITIES
Net loss		$(3,896,531)	$(1,088,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services		(127,815)	6,500
Accumulated Depreciation			18,231
Depreciation & Amortization Expense		502,969
Changes in operating assets and liabilities
Accounts receivable		(179,991)	87,638
Inventory		(872,658)	(299,252)
Other Current Assets		70,563
Other Assets		-
Accounts payable		1,265,532	473,131
Accrued expenses		294,476	85,904
Other Current liabilities		110,624
Capitalized interest or penalty fees		181,219	136,134

Net Cash Provided by / (Used in) Operating Activities		(2,651,613)	(579,908)
INVESTING ACTIVITIES
Receivable - Related			(75,525)
Purchase of equipment, building & improvements & fixed assets		(177,590)
Goodwill and Intangible Assets
Net Cash Provided by / (Used In) Investing Activities		(177,590)	(75,525)

FINANCING ACTIVITIES
Proceeds from notes payable		744,378	204,000
Proceeds from notes payable - Related		-	16,100
Repayment of notes payable		(194,619)	72,796
Repayment of notes payable - Related		(125)
Proceeds from long-term loans		3,700,936
Repayment of long-term loans		(1,900,000)
Repayment of debt by Shares		-	(166,000)
Common Shares Issued for Cash		-
Shares Issued for Debt		122,815	387,211
Preferred Stocks issued		5,000
Prior period adjustment to retained earnings			3,846
Net Cash Provided by / (Used in) Financing Activities		2,478,385	517,952

NET INCREASE (DECREASE) IN CASH		(350,819)	(137,481)
CASH AT BEGINNING OF PERIOD		315,956	151,058

CASH AT END OF PERIOD		$(34,861)	$13,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest and penalty fees		$262,822	$127,615
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$		$387,211

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

On December 17, 2019, the Company completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California. Seaport operates out of a 17,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged.

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

Due to the impact that the COVID-19 pandemic had on our customers, particularly our larger customers have been forced to close. Some of these accounts remain closed such as Petco Park the Major League ballpark “Padre Stadium” and the LA, San Diego, and Del Mar County Fairs. Despite these cutomer closures Seaport Meat Company has expanded its customer base and maintained at or above the same revenue as 2019 for the same quarter.

Because Seaport Meat Company can efficiently add new product lines, they can easily expand the distribution of Pacific Ventures’ San Diego Farmers Outlet and SnoBar product line, thereby accelerating Pacific Ventures’ revenue growth. The combination of a distribution and product company is unique in the San Diego area and will position the company for rapid growth.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of September 30, 2020, the Company has $0 in deferred revenue. As of December 31, 2019, the Company also had $0 deferred revenue.

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

In August 2019, Seaport Group Enterprises, LLC (“SGE”) agreed to acquire Seaport Meat Company, a wholesale meat distribution and processing company that manufactures and supplies various restaurants and food service institutions, from PNC, Inc., Peter Camarda and Nancy Camarda (collectively, “PNC”). In furtherance of this agreement, the parties entered into an Asset Purchase Agreement on or about August 15, 2019, whereby SGE agreed to purchase certain assets, properties, and rights belonging to PNC. In connection with the closing of the transactions contemplated by the asset purchase acquisition, as part of the consideration for the asset purchase, Seaport Group Enterprises LLC entered into a secured promissory note with PNC INC. in the amount of $850,000 due in three payments over 18 months

On or about May 13, 2020, SGE filed a lawsuit against PNC in Los Angeles Superior Court, based on PNC’s material breaches of the Asset Purchase Agreement and the Consulting and Covenant Not to Compete Agreement (the “Consulting Agreement”), as well material misrepresentations that PNC made to SGE. SGE’s complaint alleges causes of action against PNC for including but not limited to fraud.

As of the date of this report, the note to PNC is past due as the amounts due, if any, are in dispute within the above referenced action brought by SGE. The Company and SGE intend to vigorously pursue its rights and remedies against PNC as well as defend the allegations set forth in the counter complaint. Management does not believe that an adverse ruling would have a material effect on the operations of the Company.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of September 30, 2020, the Company has an overdraft cash balance of $34,861 in cash and cash equivalents, compared to $315,957 at December 31, 2019.

Accounts Receivable

As of Septmeber 30, 2020, Accounts Receivable are stated at net realizable value of $1,399,237. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2019, the Company wrote off $323 of bad debt expense. The Company wrote off $6,152 of bad debts during the nine (9) months ended September 30, 2020, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of September 30, 2020, the Company had total inventory assets of $1,703,162 consisting of San Diego Farmers Outlet, Inc.’s inventory assets of fresh produce and food products and of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items.

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

Identifiable Intangible Assets

As of September 30, 2020, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet) $193,000

Trade Name (Seaport Meat) $449,000

Wholesale Customer Relationships (San Diego Farmers Outlet) $266,000

Wholesale Customer Relationships (Seaport Meat) $2,334,239

Total Identifiable Intangible Assets $3,242,239

Goodwill

Assembled Workforce $21,000

Unidentified Intangible Value $470,000

Total Goodwill $491,000

Amortization Expense $205,742

Total Intangible Assets $3,527,497

Management does not believe that there is an impairment as of 2020.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,896,531 for the nine (9) months ended September 30, 2020 and has an accumulated deficit of $13,936,898 as of September 30, 2020.

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

4. INVENTORIES

As of September 30, 2020, the Company had inventory assets for a total of $1,703,162. The Company had inventory assets of $830,504 as of December 31, 2019.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2020 and December 31, 2019, consisted of:

	September 30, 2020	December 31, 2019
Computers	$11,788	$11,788
Office Furniture	14,390
Building & Improvement	29,673	25,000
Leashold Improvement	66,932
Forklift 1	3,000	3,000
Forklift 2	2,871	2,871
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2018 Hino 155 5680	30,181	30,181
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Machinery & Equipment	994,540	913,696
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(449,910)	(99,815)

	$1,294,412	$1,477,668

Depreciation and Amortization expenses for the nine (9) months ended September 30, 2020 was $505,969 compared to $18,231 for the same period of September 30, 2019.

6. ACCRUED EXPENSE

As of September 30, 2020, the Company had accrued expenses of $1,202,372 compared to $714,962, for the year-end December 31, 2019.

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

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of September 30, 2020:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$75,567
A. Masjedi	500,000	6/1/2013	358,282
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$696,000		$475,849

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2022. The balance of the note at September 30, 2020 was $75,567.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2022. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of September 30, 2020.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2022. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of September 30, 2020.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2022 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of September 30, 2020.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of September 30, 2020, the outstanding balance under this note was $358,282, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2022 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of September 30, 2020.

As of December 31, 2019, the Company had total short-term notes payable of $1,362,605 and long-term notes payable of $8,669,129. As of September 30, 2020, the Company had total short-term notes payable of $1,907,971 and long-term notes payable of $10,588,942.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of September 30, 2020:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
Henry Mahgerefteh	144,000	2/15/15	140,503
TRA Capital	106,112	3 loans	106,112
BNA Inv	223,499	6 loans	223,499
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	348,269
JSJ, Investments	75,000	7/12/17	30,239
PowerUp	168,500	8/7/20	168,500
CapCall	1,000,000	9/20, 11/20	457,000
PNC, Inc.	850,000	12/19/20	850,000
PPP	395,600	5/20/20	395,600
SBA Loan	274,000	4/1/20	274,000
Dicer	64,678	7/20/20	64,678
TCA Global fund	2,150,000	5/1/18	2,871,397
TCA Global fund 2	3,000,000	12/17/19	5,954,446
	$8,666,683		$12,021,064

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of September 30, 2020.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. The entire balance is owed and outstanding as of September 30, 2020.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of September 30, 2020.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

Effective September 30, 2017, the Company entered into amended promissory notes with BNA/TRA an unrelated third party in an amount of $372,500, one for $172,500, and four others for $50,000 each. On Septmeber 25, 2020 Pacific Ventures Group entered into a settlement agreement with BNA/TRA for a combined amount of $400,000 to be in monthly cash installmentsto be paid as follows. On or before October 10, 2020, PACVwill pay the sum of thirty thousand dollars ($30,000); On or before November 1st, 2020, PACV will pay the sum of thirty thousand ($30,000); On or before December 1, 2020, and continuing through and including May 1st 2023, PACV shall pay twenty-nine (29) consecutive monthly payments of eleven thousand five hundred($11,500); On or before June 1st, 2023, PACV will pay the sum of six thousand five hundred($6,500);

On July 12, 2017, the issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. The company entered into a mutually agreed upon settlement agreement that called out for monthly payments of $3,359.90. All payments are current and the balance on the note as of September 30, 2020 was $30,239. There is no conversion feature to this settlement and only cash payment.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $348,269, including capitalized interest and penalty fees.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $2,871,397 as of September 30, 2020.

On December 17, 2019 Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The total outstanding balance of the two (2) notes for Seaport Meat is $5,954,446 as of Sepember 30, 2020.

In September 2020, Seaport Group Enterprises LLC entered into a revenue based factoring agreement and received an aggregate of $500,000 (less origination fees of $15,000) in exchange for $650,000 of future receipts relating to monies collected from customers or other third party payors. Under the terms of the agreement, the Company is required to make daily payments equal to $21,500 for 30 weeks. The Company received net proceeds of $485,000.

On May 20, 2020, The Company entered into a SBA PPP note in the amount of $395,000 as a result of the COVID-19 pandemic. The note is current and the Company believes that this not will be forgiven by the SBA. The standards set forth for forgivness have been met and exceeded to order to obtain forgiveness by the SBA. The Company’s forgiveness application is pending.

On July 20,2020, Seaport Group Enterprises LLC entered into a note in the amount of $64,678.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $1500.00. As of September 30, 2020 the note is current.

On August 7, 2020, Pacific Ventures Group entered into a convertible promissory note in the amount of $168,500.00. The note matures one year from the issuance and if not prepaid it is convertible into common stock. As of September the principal balance of the note is $168,500.00 and the Company is within the prepayment period.

On April 1, 2020, The Company entered into a SBA note in the amount of $274,000.00 There are not payment due for 12 months. As of September 30, 2020, the note is current. The monthly payments are estimated to be $1500.00 per month.

In August 2019, Seaport Group Enterprises, LLC (“SGE”) agreed to acquire Seaport Meat Company, a wholesale meat distribution and processing company that manufactures and supplies various restaurants and food service institutions, from PNC, Inc., Peter Camarda and Nancy Camarda (collectively, “PNC”). In furtherance of this agreement, the parties entered into an Asset Purchase Agreement on or about August 15, 2019, whereby SGE agreed to purchase certain assets, properties, and rights belonging to PNC. In connection with the closing of the transactions contemplated by the asset purchase acquisition, as part of the consideration for the asset purchase, Seaport Group Enterprises LLC entered into a secured promissory note with PNC INC. in the amount of $850,000 due in three payments over 18 months.

On or about May 13, 2020, SGE filed a lawsuit against PNC in Los Angeles Superior Court, based on PNC’s material breaches of the Asset Purchase Agreement and the Consulting and Covenant Not to Compete Agreement (the “Consulting Agreement”), as well material misrepresentations that PNC made to SGE. SGE’s complaint alleges causes of action against PNC for including but not limited to fraud.

As of the date of this report, the note to PNC is past due as the amounts due, if any, are in dispute within the above referenced action brought by SGE. The Company and SGE intend to vigorously pursue its rights and remedies against PNC as well as defend the allegations set forth in the counter complaint. Management does not believe that an adverse ruling would have a material effect on the operations of the Company.

As of December 31, 2019, the Company had short-term notes payable of $1,362,605 and long-term notes payable of $8,669,129.

As of September 30, 2020, the Company had short-term notes payable of $1,907,971 and long-term notes payable of $10,588,942.

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

There was 0 restricted shares of the Company’s common stock issued during the fiscal quarter ended September 30, 2020.

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

From January 1, 2020 through September 30, 2020, the Company issued 0 shares of its common stock.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of September 30, 2019, and the same period in 2020, there were 477,226,000 and 6,871,351 shares of the Company’s common stock issued and outstanding, respectively. The September 30, 2020 common stock issued and outstanding shares reflect the 1-for-500 reverse stock split that occurred on April 13, 2020.

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

12. RECENT EVENTS

In March 2020, the World Health Organization characterized a novel strain of coronavirus (“COVID-19”) as a pandemic amidst a rising number of confirmed cases and thousands of deaths worldwide. As of December 28, 2019, the COVID-19 pandemic had not had a significant impact on our business. However, since mid-March 2020, our business has been significantly impacted. Beginning in mid-March 2020, many countries, including the United States, took steps to restrict travel, temporarily close or enforce capacity restrictions in businesses, schools and other public gathering spaces. Restrictions on public gatherings and attendance at retail or other establishments, including restaurants, and recreational, sporting and other similar venues, continue to evolve and are expected to continue to remain in effect in some capacity for the near-term. It remains unclear when and to what extent the COVID-19 pandemic will fully abate. Since mid-March 2020, the operations of our restaurant, hospitality and education customers (and our operations that are dependent upon these customers) have been significantly disrupted by the spread of COVID-19 and the corresponding sudden and significant decline in consumer demand for food prepared away from home.

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

In August 2019, Seaport Group Enterprises, LLC (“SGE”) agreed to acquire Seaport Meat Company, a wholesale meat distribution and processing company that manufactures and supplies various restaurants and food service institutions, from PNC, Inc., Peter Camarda and Nancy Camarda (collectively, “PNC”). In furtherance of this agreement, the parties entered into an Asset Purchase Agreement on or about August 15, 2019, whereby SGE agreed to purchase certain assets, properties, and rights belonging to PNC. In connection with the closing of the transactions contemplated by the asset purchase acquisition, as part of the consideration for the asset purchase, Seaport Group Enterprises LLC entered into a secured promissory note with PNC INC. in the amount of $850,000 due in three payments over 18 months

On or about May 13, 2020, SGE filed a lawsuit against PNC in Los Angeles Superior Court, based on PNC’s material breaches of the Asset Purchase Agreement and the Consulting and Covenant Not to Compete Agreement (the “Consulting Agreement”), as well material misrepresentations that PNC made to SGE. SGE’s complaint alleges causes of action against PNC for including but not limited to fraud. On or about October 19, 2020, PNC filed a Cross-Complaint alleging among other matters breach of the secured promissory note and fraud.

As of the date of this report, the note to PNC is past due as the amounts due, if any, are in dispute within the above referenced action brought by SGE. The Company and SGE intend to vigorously pursue its rights and remedies against PNC as well as defend the allegations set forth in the counter complaint. Management does not believe that an adverse ruling would have a material effect on the operations of the Company.

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

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	any declines in the consumption of food prepared away from home;
●	the extent and duration of the negative impact of the COVID-19 pandemic on us;
●	cost inflation/deflation and commodity volatility;
●	competition;
●	reliance on third-party suppliers and interruption of product supply or increases in product costs;
●	changes in our relationships with customers and group purchasing organizations;
●	our ability to increase or maintain the highest margin portions of our business;
●	effective integration of acquired businesses;
●	achievement of expected benefits from cost savings initiatives;
●	increases in fuel costs;
●	economic factors affecting consumer confidence and discretionary spending;
●	changes in consumer eating habits;
●	reputation in the industry;
●	labor relations and costs and continued access to qualified and diverse labor;
●	cost and pricing structures;
●	changes in tax laws and regulations and resolution of tax disputes;
●	environmental, health and safety and other government regulation, including actions taken by national, state and local governments to contain the COVID-19 pandemic, such as travel restrictions or bans, social distancing requirements, and required closures of non-essential businesses;
●	product recalls and product liability claims;
●	adverse judgments or settlements resulting from litigation;
●	disruption of existing technologies and implementation of new technologies;
●	cybersecurity incidents and other technology disruptions;
●	management of retirement benefits and pension obligations;
●	extreme weather conditions, natural disasters and other catastrophic events, including pandemics and the rapid spread of contagious illnesses;
●	risks associated with intellectual property, including potential infringement;
indebtedness and restrictions under agreements governing indebtedness; and
●	interest rate increases.

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

As of September 30, 2020, Snöbar products are currently being sold in the east coast by our distributor. The Company’s management has been actively constructing an online platform that will allow Snöbar distribution on a national level. Please see “Plan of Operations” below for further detail.

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

On December 17, 2019, the Company completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California. Seaport operates out of a 17,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

Plan of Operations

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

Seaport Meat Company

Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California. Seaport operates out of a 17,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

The Company’s customers range from a wide variety of restaurants, including many well known in Southern CA, to institutions, schools (UCSD, SDSU, etc.) and re-distributors such as US Foods and Sysco as well as to local distributors. They supply wholesale food and restaurant supplies to San Diego, Los Angeles, Orange and Riverside and offer same day service. In addition, they have clients in Arizona and Colorado that come to their facility to pick up their orders.

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

Results of Operations

Nine Months ended September 30, 2020, as Compared to Nine Months Ended September 30, 2019

Revenues – The Company recorded $22,929,026 sales revenue for the nine months ended September 30, 2020 as compared to $3,600,317 for the same period of September 30, 2019. The Company had $1,703,162 inventory of saleable merchandise as of September 30, 2020 as compared to $830,504 for the period ending December 31, 2019.

Operating Expenses – Total operating expenses for the nine months ended September 30, 2020 was $5,147,716 as compared to $1,544,119 in the same period in, 2019, due to increased operating activities during the period ended September 30, 2020, and an increase in selling, general and administrative expenses.

Selling, General and Administrative Expenses – Selling, general and administrative expenses for the nine months ended September 30, 2020 increased by $2,854,285 to $3,636,326 from $782,041 in the same period in 2019, which was due to an increase in various expenses and business expansion.

Marketing and Advertising Expenses – Marketing and advertising expenses for the nine (9) months ended September 30, 2020 was $27,698 compared to $98,885 in Septmeber 30, 2019.

Professional fees – Professional fees expense for the nine (9) months ended September 30, 2020 was $752,723, which includes accounting, legal fees and consulting services compared to $419,961 during the same period in 2019.

Depreciation and Amortization Expenses – Depreciation and Amortization expenses for the nine (9) months ended September 30, 2020 and 2019 were $505,969 and $18,231, respectively.

Salaries and Wages – Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the nine (9) months ended September 30, 2020 was $1,919,238, as compared to $365,050 for the prior same period.

Other Non-Operating Income and Expenses – For the nine (9) months period ended September 30, 2020, the Company recorded interest and penalty expenses in the amount of $1,261,273 for a non-operating loss in the same amount. In the nine (9) months ended September 30, 2019 the Company recorded other non-operating expenses of $537,673 in interest expense for a non-operating loss in the same amount.

Net Loss – Net loss for nine (9) months ended September 30, 2020 was $3,896,531, as compared to net loss of $1,088,193 for the nine (9) months ended September 30, 2019.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2020, the Company had a working capital deficit of $2,640,489, consisting of, $1,399,236 in accounts receivable, $1,703,162 in inventory, $231,897 in other assets and $16,845 in deposits, offset by an overdraft cash balance of $34,861, by accounts payable of $2,556,896, accrued expenses of $1,202,372, equipment of $94,527 and $2,102,971 in the current portion of notes payable.

For the nine (9) months period ended September 30, 2020, the Company used $2,651,613 of cash in operating activities, used cash of $177,590 for investing activities and obtained $2,478,385 cash from financing activities, resulting in a decrease in total cash of $350,819 and an overdraft cash balance of $34,861 for the period. For the nine (9) months period ended September 30, 2019, the Company used cash of 579,908 in operating activities, used cash of $75,525 for investing activities and obtained cash of $517,952 from financing activities, resulting in a decrease in cash of $137,481 and a cash balance of $13,577 at the end of such period.

Total current assets as of September 30, 2020 was $3,316,279, while current liabilities were $5,956,767. The Company has incurred an operating loss of $3,896,531 for the nine (9) months period ended September 30, 2020, largely due the increase in operating expenses, business expansion and increase in interest and penalty fees. During the nine (9) months period ended September 30, 2020, the Company had an accumulated deficit of $13,936,898. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of September 30, 2020		As of December 31, 2019
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	1,474,122	10,546,942	1,022,364	8,627,129

Notes Payable - Related	433,849	42,000	340,241	42,000
	$1,907,971	$10,588,942	$1,362,605	$8,669,129

Total Notes Payable for related and unrelated parties increased by $2,465,179 from the fiscal year ended December 31, 2019 from $10,031,734 to $12,496,913 in the nine (9) months period ended September 30, 2020.

As of September 30, 2020, total stockholders’ equity deficit increased to $8,386,037 from $4,617,321 as of December 31, 2019. Accumulated deficit increased from $10,040,367 in the fiscal year ended December 31, 2019 to $13,936,898 for the nine (9) months period ended September 30, 2020.

As of September 30, 2020, the Company had an overdraft cash balance of $34,861 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation(the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On Septmeber 25, 2020 Pacific Ventures Group entered into a settlement agreement with BNA/TRA for a combined amount of $400,000 to be in monthly cash installmentsto be paid as follows. On or before October 10, 2020, PACVwill pay the sum of thirty thousand dollars ($30,000); On or before November 1st, 2020, PACV will pay the sum of thirty thousand ($30,000); On or before December 1, 2020, and continuing through and including May 1st 2023, PACV shall pay twenty-nine (29) consecutive monthly payments of eleven thousand five hundred($11,500); On or before June 1st, 2023, PACV will pay the sum of six thousand five hundred($6,500);

On December 8, 2019, Seaport Group Enterprises LLC entered into a secured promisory note with PNC INC. in the amount of $850,000 due in three payments over 18 months. In August 2019, Seaport Group Enterprises, LLC (“SGE”) agreed to acquire Seaport Meat Company, a wholesale meat distribution and processing company that manufactures and supplies various restaurants and food service institutions, from PNC, Inc., Peter Camarda and Nancy Camarda (collectively, “PNC”). In furtherance of this agreement, the parties entered into an Asset Purchase Agreement on or about August 15, 2019, whereby SGE agreed to purchase certain assets, properties, and rights belonging to PNC.

On or about May 13, 2020, SGE filed a lawsuit against PNC in Los Angeles Superior Court, based on PNC’s material breaches of the Asset Purchase Agreement and the Consulting and Covenant Not to Compete Agreement (the “Consulting Agreement”), as well material misrepresentations that PNC made to SGE. SGE’s complaint alleges causes of action against PNC for including but not limited to fraud. Manangement does not believe that and adverse ruling would have any material affect on the operations of the company.

We intend to vigorously defend against the lawsuits described above. There is no assurance, however, that we will be successful in the defense of these lawsuits. Moreover, we are unable to predict the outcome or reasonably estimate a range of possible losses at this time. Manangement does not believe that and adverse ruling would have any material affect on the operations of the company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine (9) months ended September 30, 2020, the Company issued 5,728,570 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the nine (9) months ended September 30, 2020, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

PACIFIC VENTURES GROUP, INC.

Date: November 20, 2020	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

