Form 10-K
period 2020-12-31
Pacific Ventures Group, Inc.
filed 2021-04-15
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2020 was approximately $134,256. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and the value was calculated based the number of shares held as of December 31, 2020.

As of December 31, 2020, the registrant had outstanding 16,871,351 shares of common stock, $0.4988 par value.

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

Overview

During 2020, the U.S. foodservice industry faced unprecedented challenges as the COVID-19 pandemic caused substantial disruption across many of our customers’ operations and, in some cases, resulted in permanent closures of restaurants. As a company, we took several actions to increase liquidity, conserve cash, manage working capital, and reduce expenses to align with the decrease in demand.

We also acted quickly to protect the health and safety of our communities by implementing new protocols and enhanced safety measures to protect our frontline associates and customers, many of whom are “essential workers” and unable to work remotely. As we adapted to rapidly changing conditions, we also increased our efforts to stay connected to our current customers and attract new customer.

As was widely reported in the media, the U.S. meat industry experienced meat shortages due to massive outbreaks of COVID-19 and in some cases large facilities were forced to close, meat prices reached an all-time high due to the lack of product and increase in demand. While many of our competitors chose to pass these increases in price to the customers, The Companies Management made a conscious decision to support our customers by lowering our margins in order to offset the increase in prices caused by the pandemic. By lowering our margins during the second and third quarters we attracted many new customers and won the loyalty of its current customer base.

The Company was able to maintain the historical average of the prior year’s revenues but did share the burden of the pandemic.

During the onset of the pandemic Seaport’s sales staff and management acted quickly to recover any lost revenue due to the massive government mandated shutdown. Some of our largest customers were forced to stay closed for almost a year which include Petco Park (home of the San Diego Padres), and the SoCal County Fairs. We acted quickly, and attracted more business from Hospitals, Nursing Homes, and Naval Bases just to name a few.

The Company made concerted efforts to let our customers know that we appreciate their loyalty and continued support during these challenging times.

Corporate History

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

Since the Share Exchange represented a change in control of the Company and a change in business operations, the business operations changed to the Food and Beverage industry and the discussions of business operations accompanying this filing are that of Royalty Foods Partner LLC, DBA San Diego Farmers Outlet and Seaport Group Enterprises LLC, DBA Seaport Meat Company.

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

On August 20, 2019, Seaport Group Enterprises, LLC— a California Limited Liability Corporation was formed, and it is a subsidiary of Pacific Ventures Group, Inc.

On December 17, 2019, Seaport Group Enterprise LLC, completed the acquisition of the assets of PNC Inc. (the “Seller”) DBA Seaport Meat Company. Pursuant to the Asset Purchase Agreement as Amended, the purchase price is as follows:

●	$1,500,000 payment made at closing

●	$660,000 inventory payment made at closing

●	$850,000 note payable to the Seller

●	$1,900,000 paid on March 17, 2020

●	A number of common shares of the Company equal to 2.5% of the issued and outstanding shares of the Company on the date of issuance to Seller with in fifteen (15) business days of the completion of the audit of the Company’s financial statements, including the assets acquired, for the year ended December 31, 2019.

The assets acquired consist of assets and rights that belong to the Seaport Meat Company that are used in or pertain to the business and all necessary to operating the business as its currently being operated.

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

Farmers Outlet provides a wide array of products to serve customers of all types. However, they do have a niche in providing fresh produce and food products. Farmers Outlet provides specialty produce that the larger distributors do not carry on a daily basis. Unlike some larger distributors who make their customers receive products on a day and time convenient to the distributor, Farmers Outlet delivers daily and pays attention to what the customer wants. Farmers Outlet added products to meet the needs of Restaurants, Hotels, Food Trucks, and Caterers.

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

Market and Strategy

Unlike some larger distributors who make their customers receive products on a day and time convenient to the distributor, SDFO delivers daily and pays attention to what the customer wants. Farmers Outlet added products to meet the needs of Restaurants, Hotels, Food Trucks and Caterers. Free delivery was added to demonstrate that Farmers Outlet had customers interest first in mind.

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

During the 2019 fiscal year, the Company completed an asset acquisition of PNC Inc, DBA, Seaport Meat Company, a company with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat Company is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company is a food distribution and manufacturing facility in Spring Valley, California and is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

The Company’s customers range from a wide variety of restaurants, including many well known in Southern CA, to institutions, schools (UCSD, SDSU, etc.) and re-distributors such as US Foods and Sysco as well as to local distributors. They supply wholesale food and restaurant supplies to San Diego, Los Angeles, Orange and Riverside and offer same day service. In addition, they have clients in Arizona and Colorado that come to their facility to pick up their orders.

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

Seaport Meat Company manufactures and wholesales custom processed beef, pork, chicken, lamb, veal and seafood. In addition, they are redistributors of a wide variety of dry goods, frozen foods, disposables and janitorial products. Their sales, distribution and finance processes are very efficient and can be expanded to add new product lines, including fresh produce and dairy.

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

Employees

As of December 31, 2020, Pacific Ventures comprised five (5) employees who managed the affairs of the parent corporation and the operations of its subsidiaries. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests. Seaport Group Enterprises LLC has 49 employees. Royalty Foods Partners LLC has 15 employees.

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

Risks Relating to Our Business and Industry

We are seeking to market and advertise food and beverage products and may not be able to accomplish our goal.

A key feature of our growth strategy is to engage in the marketing and advertising of food and beverage products. Doing so presents significant challenges and subjects our business to significant risks. For example, we face substantial competition in some areas, and do not have as extensive a history of operating in these areas as some of our competitors.

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

We are dependent on one customer for the majority of our Total Sales Revenue.

Our primary customer, La Jolla, is responsible for generating 42.05% of our Total Sales Revenue. The loss of La Jolla as a customer or the reduction in La Jolla’s current business operations would have a material adverse effect on us as we would not have sufficient capital to continue operations for an extended period of time. We may be unsuccessful in our continuous efforts to acquire new customers to further diversify the sources of our revenue.

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

We are reliant on one key supplier who may fail to deliver our products according to schedules, prices, quality, and volumes that are acceptable to us.

We purchase the majority of our product and supplies from one key supplier who is responsible for supplying 25% of our Total Cost of Sales of Product. This exposes us to multiple potential sources of product shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic, and other factors beyond our supplier’s control could adversely affect their operations or ability to remain solvent and operational. Occurrence of any of these risks would disrupt our supply chain and delay or prevent our operations.

As the scale of our operations increases, our supplier may not be able to sustainably meet our timelines or our cost, quality and volume needs, or may increase prices to do so, potentially requiring us to replace them with other sources and possibly on less favorable terms. Additionally, we may be unsuccessful in our continuous efforts to negotiate with our existing supplier to obtain cost reductions and avoid unfavorable changes to terms or to source less expensive suppliers. Any of these occurrences may harm our business, financial condition, and operating results. We intend to enter into agreements with additional suppliers to meet our supply needs as we pursue expansion of our operations. Any delay in entering into new supply agreements, the failure of a supplier to comply with its contractual obligations or being able to secure favorable terms likely will have a material adverse effect on our prospects, financial condition, and operating results.

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

As noted in our consolidated financial statements, we had an accumulated stockholders’ deficit of $16,063,780 and recurring losses from operations as of December 31, 2020. Our net loss for the fiscal year ended December 31, 2020 was $5,861,821. We also had a working capital deficit of approximately $4,589,002 as of December 31, 2020. We intend to fund operations through raising additional capital through debt financing and/or equity issuances and increased lending activities which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2020. We are continuing to seek additional funds to finance our immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audit report for the fiscal years ended December 31, 2020 and 2019 contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to remain operational for an indefinite period of time.

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

All or a portion of the PPP Loan may not be forgivable and our application for the PPP Loan could in the future be determined to have been impermissible which could adversely impact our business and reputation.

On May 20, 2020, we obtained a loan (the “Loan”) in the aggregate amount of $395,000, pursuant to the Paycheck Protection Program (the “PPP”), established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Our application for the PPP Loan could in the future be determined to have been impermissible which could adversely impact our business and reputation. Under the CARES Act, we may be eligible to apply for forgiveness of all loan proceeds used to pay payroll costs, rent, utilities and other qualifying expenses, provided that we retain a certain number of employees and maintain compensation within certain regulatory parameters of the PPP. However, we cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven.

In applying for the PPP Loan, we were required to certify, among other things, that the then current economic uncertainty made the PPP Loan necessary to support our ongoing operations. We made these certifications in good faith after analyzing, among other things, the requirements of the PPP loan, our current business activity and our ability to access other sources of liquidity sufficient to support our ongoing operations in a manner that would not be significantly detrimental to our business. We believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan was consistent with the broad objectives of the PPP of the CARES Act. The certification regarding necessity described above did not at the time contain any objective criteria and continues to be subject to interpretation. If, despite our good-faith belief that we satisfied all eligibility requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to civil, criminal and administrative penalties. Any violations or alleged violations may result in adverse publicity and damage to our reputation, a review or audit by the SBA or other government entity or claims under the False Claims Act. These events could consume significant financial and management resources and could have a material adverse effect on our business, results of operations and financial condition.

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

Our systems are vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. Our facilities are located in areas with a high risk of major earthquakes and are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster or other unanticipated problems at our California facility or California manufacturing facility, could result in lengthy interruptions in our projects and our ability to deliver services. An error or defect in the software, a failure in the hardware, a failure of our backup facilities could delay our delivery of products and services and could result in significantly increased production costs, hinder our ability to retain and attract clients and damage our brand if clients believe we are unreliable. Given our reliance on our industry relationships, it could also result in a decrease in our revenues and otherwise adversely affect our business and operating results.

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

A decline in economic conditions in the United States or in other regions of the world could lead to a decrease in discretionary consumer spending, which in turn could adversely affect all businesses. In addition, an increase in price levels generally, or in product availability a global change in the economy could affect our business.

Current global economic challenges may continue, and a recovery may be slow or reverse, adversely impacting our results of operations, cash flows and financial condition.

Stable economic conditions globally, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also to our own financial condition. There are presently significant challenges in the global economy, including high unemployment rates, low consumer confidence, record budget deficits and levels of government debt, and fragile credit and housing markets. In addition, instability in the COVID environment in ALL parts of the world and other disruptions, may continue to put pressure on global economic conditions. As a result, consumers’ increased price consciousness may endure, which may affect consumers’ willingness to pay for premium brands as well as the overall level of consumption of products particularly in bars, restaurants, nightclubs and other public environments. Furthermore, our suppliers and customers could experience cash flow problems, increased costs or reduced availability of financing, credit defaults, and other financial hardships. These factors may increase our bad debt expense, cause us to reduce the levels of unsecured credit that we may provide to customers and otherwise adversely impact our results of operations, cash flows and financial condition. A prolonged global economic stagnation may impact our access to capital markets, result in increased interest rates on debt that we may take on to expand operations, and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to finance operations.

Demand for our products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in travel, vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to our products or cause a shift in consumer preferences toward alternatives. In addition, concerns about health issues relating to a dietary effect, regulatory action or any litigation against companies in the industry may have an adverse effect on our business. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. While we devote significant focus to the development of new products, we may not be successful in their development or these new products may not be commercially successful. In addition, global economic conditions or market trends could cause consumer preferences to trend away from our products and look for alternatives, which may also adversely impact our results of operations and cash flows.

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

We supply food products to retail and institutional customers. Due to the various “stay at home” orders precipitated by the spread of COVID-19 in California and specifically in Southern California, where our customers are located, we expect a significant decline in sales as many of these clients are not currently in operation as result of such orders. It is impossible for us to predict the effect this will have on our long-term operations as the duration of the “stay at home” orders are unknown.

Statements in this Quarterly Report on Form 10-K (this “Annual Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

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

Shannon Masjedi, our majority stockholder, director and executive officer, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In particular, because our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and a director, Mrs. Masjedi, who owns 10,130,454 shares of our common stock and 5,000,000 shares of Series E Preferred Stock (with 10 votes per share), and 10,000 Series F Preferred Stock (Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion).

Conversion of Series F Preferred Stock would cause significant dilution to existing common stock shareholders.

We currently have 10,000 shares of Series E Preferred Stock authorized with 10,000 shares issued and outstanding. Each share of Series F Preferred Stock is convertible into 0.1% of our common stock issued and outstanding at the time of conversion. A conversion of Series F Preferred Stock by a Series F shareholder would cause significant dilution to existing shareholders of our common stock.

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

As of December 31, 2020, there were no unresolved SEC comments issued to the Company.

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

Seaport Group Enterprise LLC is located at 2533 Folex Way, Spring Valley CA 91978, where they occupy an aggregate of approximately 12,000 square feet pursuant to the lease. The 5-year leases are on an annual basis starting at a monthly rate of $14,750.00 per month.

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

On September 25, 2020 Pacific Ventures Group entered into a settlement agreement with BNA/TRA for a combined amount of $400,000 to be in monthly cash installments to be paid as follows; On or before October 10, 2020, PACV paid the sum of thirty thousand dollars ($30,000); On or before November 1st, 2020, PACV paid the sum of thirty thousand ($30,000); On or before December 1, 2020, and continuing through and including May 1st 2023, PACV shall pay twenty-nine (29) consecutive monthly payments of eleven thousand five hundred ($11,500); On or before June 1st, 2023, PACV will pay the sum of six thousand five hundred ($6,500);

On or about May 13, 2020, SGE filed a lawsuit against PNC in Los Angeles Superior Court, based on PNC’s material breaches of the Asset Purchase Agreement and the Consulting and Covenant Not to Compete Agreement (the “Consulting Agreement”), as well material misrepresentations that PNC made to SGE. SGE’s complaint alleges multiple causes of action against PNC, including but not limited to, fraud.

On or about August 26, 2020, the Los Angeles Superior Court issued an order transferring the Action to San Diego Superior Court.

On or about October 19, 2020, PNC filed a Cross-Complaint alleging that SGE breached certain obligations set forth in the Asset Purchase Agreement and the Consulting Agreement and that SGE made certain material misrepresentations, including but not limited to, fraud. On or about December 31, 2020, PNC filed a First Amended Cross-Complaint against SGE. SGE intends to contest the allegations in the First Amended Cross-Complaint while simultaneously pursing recovery against PNC based on the claims that SGE has alleged in the Complaint. Except as set forth above, we are unable to estimate the likelihood of an unfavorable outcome in the case or estimate the amount owed if or any possible loss at this time.

On or about November 23, 2020, in action in San Diego Supreme Court was filed against San Diego Farmers Outlet and Pacific Ventures Group. In the case, plaintiff seeks an award of damages in the sum of $41,168.00. The parties are engaged in ongoing settlement discussions. In the meantime, the company intends to contest the allegations against it vigorously. Except as set forth above, we are unable to estimate the likelihood of an unfavorable outcome in the case or estimate the amount owed range of potential loss at this time.

On February 22, 2018, a holder of a convertible note in the principal amount of $75,000.00 commenced and action in the Supreme Court New York against the Company. (JSJ v. Pacific Ventures). The suit asserts breach of contract due to failure to honor certain conversion notices allegedly tendered pursuant to the convertible note. This matter has been settled and both parties mutually agreed to monthly cash payments of $3,359.90 per month. JSJ has no rights to convert any stock and has no stock in reserve.

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

	High	Low
Fiscal Year Ended December 31, 2020
Quarter ended December 31, 2020	$0.75	$0.39
Quarter ended September 30, 2020	$1.45	$0.67
Quarter ended June 30, 2020	$1.89	$0.54
Quarter ended March 31, 2020	$1.75	$0.85

Fiscal Year Ended December 31, 2019
Quarter ended December 31, 2019	$0.0084	$0.0016
Quarter ended September 30, 2019	$0.0075	$0.0017
Quarter ended June 30, 2019	$0.0060	$0.0027
Quarter ended March 31, 2019	$0.0179	$0.0048

Fiscal Year Ended December 31, 2018
Quarter ended December 31, 2018	$0.021	$0.016
Quarter ended September 30, 2018	$0.018	$0.013
Quarter ended June 30, 2018	$0.033	$0.024
Quarter ended March 31, 2018	$1.64	$0.98

Number of Holders

On December 31, 2020, the Company had approximately 294 stockholders of record and 16,871,351 shares of common stock issued and outstanding.

Dividends

Since its inception, the Company has paid dividends one time in n 2018 to its share holds in the form of common stock but does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31,2020, the Company issued a total of 15,728,570 of its common stock. This comprised of 5,728,570 for various investors for cash anod other considerations including services. On December 16, 2020, Shannon Masjedi coverted 1,000,000 of her Series E preferred share in exchange for 10,000,000 all applicable 144 rules apply.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2020 and 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Overview 2019 ― During the 2019 fiscal year, the Company completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company operates a distribution and manufacturing facility in Spring Valley, California their 12,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

The Company’s customers range from a wide variety of restaurants, including many well known in Southern CA, to institutions, schools (UCSD, SDSU, etc.) and re-distributors such as US Foods and Sysco as well as to local distributors. They supply wholesale food and restaurant supplies to San Diego, Los Angeles, Orange and Riverside and offer same day service. In addition, they have clients in Arizona and Colorado that come to their facility to pick up their orders.

Because Seaport Meat Company of America can efficiently add new product lines, they can easily expand the distribution of Pacific Ventures’ San Diego Farmers Outlet and SnoBar product line, thereby accelerating Pacific Ventures’ revenue growth. The combination of a distribution and product company is unique in the San Diego area and will position the company for rapid growth.

They manufacture and wholesale custom processed beef, pork, chicken, lamb, veal and seafood. In addition, they are redistributors of a wide variety of dry goods, frozen foods, disposables and janitorial products. Their sales, distribution and finance processes are very efficient and can be expanded to add new product lines, including fresh produce and dairy

Overview 2020— During 2020, the U.S. foodservice industry faced unprecedented challenges as the COVID-19 pandemic caused substantial disruption across many of our customers’ operations and, in some cases, resulted in permanent closures of restaurants. As a company, we took several actions to increase liquidity, conserve cash, manage working capital, and reduce expenses to align with the decrease in demand.

We also acted quickly to protect the health and safety of our communities by implementing new protocols and enhanced safety measures to protect our frontline associates and customers, many of whom are “essential workers” and unable to work remotely. As we adapted to rapidly changing conditions, we also increased our efforts to stay connected to our current customers and attract new customer.

As was widely reported in the media, the U.S. meat industry experienced meat shortages due to massive outbreaks of COVID-19 and in some cases large facilities were forced to close, meat prices reached an all-time high due to the lack of product and increase in demand. While many of our competitors chose to pass these increases in price to the customers, The Companies Management made a conscious decision to support our customers by lowering our margins in order to offset the increase in prices caused by the pandemic. By lowering our margins during the second and third quarters we attracted many new customers and won the loyalty of its current customer base.

The Company was able to maintain the historical average of the prior year’s revenues but did share the burden of the pandemic.

During the onset of the pandemic Seaport’s sales staff and management acted quickly to recover any lost revenue due to the massive government mandated shutdown. Some of our largest customers were forced to stay closed for almost a year which include Petco Park (home of the San Diego Padres), and the SoCal County Fairs. We acted quickly, and attracted more business from Hospitals, Nursing Homes, and Naval Bases just to name a few.

The Company made concerted efforts to let our customers know that we appreciate their loyalty and continued support during these challenging times.

Strategy

In Fiscal Year 2021, the Company’s strategy is focused on:

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

We plan to relaunch Snöbar production and distribution by partnering with third-party manufacturers and co-packers, and with third-party distributors that can sell Snöbar products to high-end restaurants, resorts, cruise lines and hotels worldwide. Initially, the focus will be on establishing major accounts in four core markets consisting of Southern California, Phoenix, Las Vegas and Miami. The larger vision is to sell products in grocery stores such as Kroger, Wal-Mart and others, and thereafter to begin a national marketing program to all U.S. retailers. It is essentially a top-down marketing plan where products are placed with the largest retailer then trickle down to the smallest seller in each market area

We plan to acquire food production and distribution businesses that will help the Company grow its food, beverage and alcohol-related products businesses. We continue to engage in preliminary discussions with potential investors in order to properly fund potential acquisitions, however, there are no assurances that the required funding will be available on terms acceptable to us, or at all.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Annual Report and in the notes to the Company’s consolidated financial statements included elsewhere herein, we have incurred operating losses, and as of December 31, 2020 and 2019, we have accumulated deficit of $16,063,780 and $10,040,367 respectively. For the year ended December 31, 2020, we have a working capital deficiency of $4,589,002. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2020 and 2019 regarding concerns about our ability to continue as a going concern.

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

Revenue Recognition ― We are generating substantially all our revenue from the domestic sale of fresh produce, meat, and other food related products. Farmers Outlet and Seaport Meat specialty food products that the larger distributors do not carry on a daily basis. Our customers comprise of redistributors, restaurants, hotels, schools, and nursing homes just to name a few. , Sales revenues are generally recognized when the products are shipped or delivered to the customers, net of discounts, returns and allowance and collectability is reasonably assured.

Concentrations of Credit Risk ― Cash held in banks: we maintain cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. We have not experienced any losses in such accounts.

Accounts Receivable (AR): AR as at the years-ended December 31, 2020 and 2019, were $1,213,991 and $1,290,637, respectively. Historically, customer accounts typically are collected within a short period of time and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Results of Operations

Year ended December 31, 2020, as compared to the year ended December 31, 2019

Revenues and Cost of Goods Sold. Revenue for the fiscal year ended December 31, 2020 increased to $30,212,420 from $5,918,337 during the comparable period as a result of the acquisition of Seaport Meat Company.

Cost of goods sold (“COGS”) is comprised of production costs, shipping, and handling costs. For the fiscal year ended December 31, 2020, we had costs of goods sold of $26,857,783, as compared to $5,070,322 in the comparable period ended December 31, 2020. The percentage of COGS against sales was 85.67% in the fiscal year ended December 31, 2019 to 88.89% in the fiscal year ended December 31, 2020.

Operating Expenses. Our Selling, General and Administrative (“SG&A”) expenses consist of sales and marketing, professional services, rents, and general office expenses (including wages for non-officer personnel). During the fiscal year ended December 31, 2020 our SG&A expenses increased to $5,077,008 from $1,365,942 in the comparable prior period, an increase of $3,711,066. These increases were the result of increases in general office expenses, professional services and marketing expenses. On December 31, 2020, total general office expense was $5,077,008, marketing expenses was $45,837 and professional fees was $913,293. Amortization and depreciation expenses increased from $229,036 to $696,144 for the fiscal years December 31, 2019 and December 31, 2020, respectively, due to the addition of depreciable assets in the second quarter of 2019 related to the acquisition of San Diego Market Outlet, Inc and Seaport Meat Company.

Total operating expenses for the fiscal year ended December 31, 2020 were $7,032,283 representing an increase of $4,480,723, as compared to $2,551,560 for the comparable prior period ended December 31, 2019.

Other Non-Operating Income and Expenses. Non-operating expenses for the fiscal year ended December 31, 2020 were $2,204,391, consisting all in interest expense compared to a non-operating expense of $970,488, consisting of also all in interest expense, in the comparable prior period ended December 31, 2019.

Net Loss. Net loss for the fiscal year ended December 31, 2020 was $5,861,821, an increase of $3,209,195 from $2,652,626 in the comparable prior period ended December 31, 2019

Financial Condition, Liquidity and Capital Resources

Fiscal years ended December 31, 2020 and 2019

As of December 31, 2020, we had a working capital deficit of $4,589,002 comprised of $58,233 in cash and cash equivalents, $1,213,991 of accounts receivable, $1,216,562 inventory assets, other current assets of $283,379 (includes current portion of Rent to Use Asset) and $16,845 in deposits which were offset by accounts payable of $2,809,136, $902,442 in accrued expenses, $88,417 in lease payables, $3,239,017 in current note payables and $249,000 in lease liability. For the fiscal year ended December 31, 2020 we used $2,327,148 in operating activities. Cash used in investing activities totaled $186,519, consisting of purchase of equipment, building and improvement and fixed assets for $186,519. Cash provided in financing activities totaled $2,255,943, consisting of $1,532,737 in proceeds from notes payable, $3,246,100, $122,815 for debt conversion, $5,000 for issuance of preferred “E” shares, and $161,592 in prior year adjustments, which is offset with note or loan repayments for $315,349, $29,218 and $2,144,550 for non-related notes, related notes and long-term loans, respectively.

In the comparable prior period in 2019, we had a working capital deficit of $1,118,654 comprised of $315,957 in cash and cash equivalents, $1,290,637 of accounts receivable, $830,504 inventory assets, other current assets of $283,379 (includes current portion of Rent to Use Asset) and $16,845 in deposits which were offset by accounts payable of $1,409,420, $714,962 in accrued expenses, $119,988 in lease payables, $1,362,605 in current note payables and $249,000 in lease liability. For the fiscal year ended December 31, 2019 we used $2,620,665 in operating activities. Cash used in investing activities totaled $4,202,000, consisting of purchase of equipment, building and improvement and fixed assets for $1,384,382 and for goodwill and intangible assets $2,783,239, all of which related to the recent acquisition of Seaport Meat Company. Cash provided in financing activities totaled $6,987,564, consisting of $2,960,899 in proceeds from notes payable, $3,461,606 in proceeds from long term loans, of which $3,015,780 was for the acquisition and working capital of Seaport Meat Company, $119,542 from proceeds from note payables from related parties, $166,000 for debt conversion, $60,000 for issuance of preferred “E” shares, $446,711 in common shares issued for debt conversion and $111,304 in prior year adjustments.

On December 31, 2020, we had cash and cash equivalents of $58,233 as compared to $315,957 on December 31, 2019.

Cash used in operations for the fiscal year ended December 31, 2020 was $2,327,148 as compared to $2,620,665 in the comparable prior fiscal year ended December 31, 2019. Cash used decreased by $293,517 between periods.

For the fiscal year ended December 31, 2020, cash used in investing totaled $186,519. We used $4,202,000 from investing activities December 31, 2019, which was related to the acquisition of Seaport Meat Company.

Cash provided from financing activities on December 31, 2020 was $2,255,943 as compared to $6,987,564 at December 31, 2019.

As of December 31, 2020, we had total current liabilities of $7,378,012 and total liabilities were $18,706,866 as compared to $3,855,976 and $13,386,354, respectively, for December 31, 2019.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PACIFIC VENTURES GROUP, INC.

December 31, 2020

CPA
DylanFloyd Accounting & Consulting

# Report of Independent Registered Public Accounting Firm

**To the Shareholders and the Board of Directors**
**Pacific Ventures Group Inc.**

## Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of **Pacific Ventures Group Inc.** (the "Company") as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders' equity, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

## Basis for Opinion

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

## Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company has an accumulated deficit of $ 16,063,780 and a negative cash flow from operations amounting to $5,861,821 for the year ended December 31, 2020. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

**Critical Audit Matters**

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

*Concentration risk*

We identified the Company’s concentration risk in its sales revenue and from a major supplier of goods for sale as a critical audit matter.

The procedures performed to address the matter included;
(a) For the Company’s major customer - testing the sales invoices and collections of revenue during the year, confirming the accounts receivable at year end, examining subsequent cash collections and inquiry of the Company’s risk management.
(b) For the Company’s major vendors - applied analytical review on accounts payable at the year end, confirming the accounts payable balances at year end, examining subsequent cash payments and inquiry of the Company’s risk management.

*Albert Garcia, CPA*
DylanFloyd Accounting & Consulting

We have served as the Company's auditor since 2020.

Newhall, California
April 15, 2021

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$58,234	$315,957
Accounts receivable	1,213,991	1,290,637
Inventory Asset	1,216,562	830,504
Other Current Asset	34,379	34,379
Right to Use Asset	249,000	249,000
Deposits	16,845	16,845
Total Current Assets	2,789,011	2,737,322
Fixed Assets
Fixed assets, net	$1,169,441	$1,477,668
Total Fixed Assets	1,169,441	1,477,668
Other Assets
Intangible Assets	$3,468,222	$3,680,371
Right to Use Asset	755,752	861,250
Rent & Utilities Deposit	11,520	12,421
	4,235,494	4,554,042
TOTAL ASSETS	$8,193,945	$8,769,032

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,809,136	$1,409,420
Accrued expenses	902,442	714,962
Lease Liability	249,000	249,000
Current portion, notes payable	2,891,023	1,022,364
Current portion, notes payable - related party	437,995	340,241
Current portion, leases payable	88,417	119,988
Total Current Liabilities	$7,378,012	$3,855,976

Long-Term Liabilities:
Notes payable	$10,541,853	$8,627,129
Notes payable - related party	42,000	42,000
Lease Liability	745,000	861,250
Total Long-Term Liabilities	11,328,853	9,530,379

Total Liabilities	$18,706,866	$13,386,354

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 5,000,000 Series E, issued and outstanding	$5,000	$6,000
10,000 Series F, issued and outstanding	10	-
Common stock, $0.498 par value, 900,000,000 shares authorized, and 16,871,351 issued and outstanding at December 31, 2020, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	8,415,444	570,033
Additional paid in capital	(2,869,593)	4,847,013
Accumulated deficit	(16,063,780)	(10,040,367)

Total Stockholders’ Equity (Deficit)	$(10,512,919)	$(4,617,321)

Total Liabilities and Stockholders’ Equity (Deficit)	$8,193,945	$8,769,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the period ended
	December 31,
	2020	2019

Sales, net of discounts	$30,212,420	$5,918,337
Cost of Goods Sold	26,857,783	5,070,322
Gross Profit	3,354,637	848,015
Operating Expenses
Selling, general and administrative	5,077,008	1,365,942
Marketing and Advertising	45,837	100,508
Amortization and Depreciation expense	696,144	229,036
Professional fees	913,293	556,074
Salary and wages
Officer Compensation	300,000	300,000
Operating Expenses/(Loss)	7,032,283	2,551,560
Income/ (Loss) from Operations	(3,677,646)	(1,703,545)
Other Non-Operating Income and Expenses
Interest expense	(2,204,391)	(970,488)
Net Income/(Loss) before Income Taxes	(5,882,038)	(2,674,033)
Provision for income taxes
Net Ordinary Income/(Loss)	(5,882,038)	(2,674,033)
Other Income / Expense
Other Income - Other	20,217	21,407
Net Income/(Loss)	$(5,861,821)	(2,652,626)
Basic and Diluted Loss per Share - Common Stock	$(0.34744)	$(0.00465)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	16,871,351	570,859,333

Common stock outstanding shares reflect the 1-for-500 reverse stock split that occurred on Apr 13, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2019 and 2020

										Total
	Class A Common Stock		Series E Preferred Stock		Series F Preferred Stock			Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		in Capital	Deficit	Equity

Note conversion	332,888,888	332,889						107,322		440,211
Shares Issued	633,000	633	5,000,000	5,000				60,867		66,500
Cancelled shares
Reverse split
Prior Period Adjustment									111,304	111,304
Net loss for the year ended December 31, 2019									(2,652,626)	(2,652,626)

Balance, December 31, 2019	570,859,333	$570,033	6,000,000	$6,000		$		$4,847,012	$(10,040,367)	$(4,617,321)

Reverse split on April 13, 2020 for 1-for-500	(569,717,118)
Reverse split adjustment Apr 20, 2020	566
Note conversion
Shares Issued for Services	5,728,570	2,857,411			10,000		10	(2,729,606)		127,815
Cancelled shares
Shares Issued in exchange of preferred E shares	10,000,000	4,988,000	(1,000,000)	(1,000)				(4,987,000)
Prior Period Adjustment									(161,592)	(161,592)
Net loss for the year ended December 31, 2020									(5,861,821)	(5,861,821)

Balance, December 31, 2020	16,871,351	$8,415,444	5,000,000	$5,000	10,000		$10	$(2,869,593)	$(16,063,779)	$(10,512,919)

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the period ended
	December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(5,861,821)	$(2,652,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	(127,815)	6,500
Accumulated Depreciation		3,989
Depreciation & Amortization Expense	696,144
Changes in operating assets and liabilities
Accounts receivable	5,255	(939,104)
Inventory	(386,059)	(669,646)
Other Current Assets	72,293
Other Assets	-
Accounts payable	1,361,741	1,205,383
Accrued expenses	316,745	101,122
Other Current liabilities	(64,398)
Capitalized interest or penalty fees	1,660,767	311,877
Other Changes in Assets		11,840
Net Cash Provided by / (Used in) Operating Activities	(2,327,148)	(2,620,665)
INVESTING ACTIVITIES
Receivable - Related	-	(34,379)
Purchase of equipment, building & improvements & fixed assets	(186,519)	(1,384,382)
Goodwill and Intangible Assets	-	(2,783,239)
Net Cash Provided by / (Used In) Investing Activities	(186,519)	(4,202,000)

FINANCING ACTIVITIES
Proceeds from notes payable	1,532,737	2,960,900
Proceeds from notes payable - Related	-	119,542
Repayment of notes payable	(315,349)
Repayment of notes payable - Related	(29,218)
Proceeds from long-term loans	3,246,100	3,461,606
Repayment of long-term loans	(2,144,550)
Repayment of debt by Shares	-	(166,000)
Common Shares Issued for Cash	-
Shares Issued for Debt	122,815	440,211
Preferred Stocks issued	5,000	60,000
Prior period adjustment to retained earnings	(161,592)	111,304
Net Cash Provided by / (Used in) Financing Activities	2,255,943	6,987,564

NET INCREASE (DECREASE) IN CASH	(257,724)	164,898
CASH AT BEGINNING OF PERIOD	315,956	151,058

CASH AT END OF PERIOD	$58,233	$315,957

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest and penalty fees	$292,150	$142,695
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$122,815	$440,211

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

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

Leases

ASC 842, Leases, was required to be adopted for all financial years beginning after December 15, 2018 and requires long term leases (longer than 12 month) to be capitalized with a corresponding liability for the term of the lease and expensed over that term. Currently the Company has 2 long-term leases SDFO & Seaport.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of December 31, 2020, the Company has $31,858 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of December 31, 2020, the Company had a cash balance of $58,233 in cash and cash equivalents, compared to $315,957 on December 31, 2019.

Accounts Receivable

Accounts receivable are stated at net realizable value of $1,213,991. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2020, the Company wrote off $14,588 of bad debt expense. The Company write off $323 during the year ended December 31, 2019.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2020, the Company had total inventory assets of $1,216,562 consisting of fresh and frozen proteins and seafood and all other restaurants supply items. As of December 31, 2019, the Company has $830,504 in inventories.

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

Identifiable Intangible Assets

As of December 31, 2020, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet) $193,000

Trade Name (Seaport Meat) $449,000

Wholesale Customer Relationships (San Diego Farmers Outlet) $226,000

Wholesale Customer Relationships (Seaport Meat) $2,334,239

Total Identifiable Intangible Assets $3,189,371

Goodwill

Assembled Workforce $21,000

Unidentified Intangible Value $470,000

Total Goodwill $491,000

Total Accumulated Amortization is $265,017.

Total Intangible Assets $ 3,468,222

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,861,821 for the year ended December 31, 2020 and has an accumulated deficit of $16,063,780 as of December 31, 2020.

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

4. INVENTORIES

As of December 31, 2020, the Company had inventory assets for a total of $1,216,562. Inventory of $830,504 was recorded as of December 31, 2019.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2020 and December 31, 2019, consisted of:

	December 31, 2020	December 31, 2019
Computers	$11,788	$11,788
Office Furniture	23,908
Building & Improvement	29,673	25,000
Forklift 1	3,000	3,000
Forklift 2	2,871	2,871
Truck 2019 Hino 3710	24,865	24,865
Truck 2019 Hino 7445	34,213	34,213
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2018 Hino 155 5680	29,592	30,181
Machinery & Equipment	994,540	913,696
Leasehold Improvements	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(583,810)	(99,815)

	$1,169,441	$1,477,668

Depreciation and Amortization expense for the year ended December 31, 2020 was $696,114 compared to $229,036 for the same period of December 31, 2019.

6. ACCRUED EXPENSE

As of December 31, 2020, the Company had accrued expenses of $902,442 compared to $714,962 for the year ended December 31, 2019.

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

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of December 31, 2019:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$46,474
A. Masjedi	500,000	6/1/2013	391,521
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$696,000		$479,995

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2022. The balance of the note at December 31, 2020 was $46,474.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2022. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of December 31, 2020.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2022. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of December 31, 2020.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2022 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of December 31, 2020.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of December 31, 2020, the outstanding balance under this note was $391,521, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2022 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of December 31, 2020.

As of December 31, 2020, the Company had total short-term notes payable of $1,969,853 and long-term notes payable of $10,583,853.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of December 31, 2020:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
Henry Mahgerefteh	144,000	2/15/15	135,696
TRA Capital	106,112	3 loans	125,247
BNA Inv	223,499	6 loans	191,753
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	380,051
JSJ, Investments	75,000	7/12/17	19,911
PowerUp	168,500	various	168,500
PNC, Inc.	850,000	12/19/20	850,000
PPP	509,700	5/20/20	509,700
SBA Loan	309,900	4/1/20	309,900
Dicer	64,678	7/20/20	62,231
TCA Global fund	2,150,000	5/1/18	2,980,815
TCA Global fund 2	3,000,000	12/17/19	6,202,086
	$7,816,633		$12,073,711

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of December 31, 2020.

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

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of December 31, 2020.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On July 12, 2017, the issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. The company entered into a mutually agreed upon settlement agreement that called out for monthly payments of $3,359.90. All payments are current and the balance on the note as of December 31, 2020 was $19,911. There is no conversion feature to this settlement and only cash payment.

In August 2020, the Company entered into a financing arrangement with Power Up Lending pursuant to which the Company borrowed a total principal of $168,500 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance as of December 31, 2020 is $168,500.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $380,051, including capitalized interests and penalty fees.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $2,980,815 as of December 31, 2019, which includes capitalized interests.

On December 17, 2019 Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $6,202,086 as of December 31, 2020, which includes capitalized interests.

On May 20, 2020, The Company entered into a SBA loan and SBA PPP note in the amounts of $309,900 and $509,700, respectively as a result of the COVID-19 pandemic. The note is current, and the Company believes that this not will be forgiven by the SBA. The standards set forth for forgiveness have been met and exceeded to order to obtain forgiveness by the SBA. The Company’s forgiveness application is pending.

On July 20,2020, Seaport Group Enterprises LLC entered into a note in the amount of $64,678.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $1500.00. As of September 30, 2020, the note is current.

On December 8, 2019, The Company entered into a Seller Carryback note with PNC Inc in the amount of $850,000. The note was due in three installment payments over 18 months. As of December 31, 2020 no payments have been made toward the outstanding balance.

As of December 31, 2019, the Company had total short-term notes payable of $1,362,605 and long-term notes payable of $8,669,129.

As of December 31, 2020, the Company had short-term notes payable of $1,969,853 and long-term notes payable of $10,583,853.

10. Purchase Receivables

In September, October and November 2020, Seaport Group Enterprises LLC and CapCall entered into a revenue based factoring agreement and received an aggregate of $1,000,000 in exchange for $1,300,000 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make payments of $21,500, $13,000 and $8,995. As of December 31, 2020 the balance was $820,515.

In November 2020, Seaport Group Enterprises LLC and Fox Capital entered into a revenue based factoring agreement and received an aggregate of $475,000 in exchange for $607,500 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make daily payments to $4,050. As of December 31, 2020 the balance was $538,650.

The following table presents a summary of the Company’s purchase receivables with unrelated third parties as of December 31, 2020:

Vendor	Amount	Issuance Date	Balance
Cap Call	$1,000,000	3 loans 2020	$820,515
Fox Capital	607,500	12/1/20	538,650

	$1,607,500		$1,359,165

As of December 31, 2020, the Company had a total of $1,359,165 of purchase receivables.

11. STOCKHOLDERS’ EQUITY

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

The 15,728,136 restricted shares of the Company’s common stock issued during the fiscal year ended December 31, 2020 were for the following: issued 5,728,570 for issued shares of its common stock for services and 10,000,000 of common stocks in exchange of 1,000,000 Preferred “E” shares. On April 13, 2020, the Company authorized a 1-for-500 reverse stock split.

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 6,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of December 31, 2020, there were 5,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2020 through December 31, 2020, the Company issued 5,728,570 shares of its common stock in exchange for various services and 10,000,000 shares in exchange of 1,000,000 Series E preferred shares.

From January 1, 2020 through December 31, 2020, the Company issued no shares of its common stock for repayment of debt.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.4988 par value per share. Holders of common stock have one vote per share. As of December 31, 2019, and 2020, there were 570,859,333 and 16,871,351 shares of the Company’s common stock issued and outstanding, respectively. On April 13, 2020, the Company authorized a 1-for-500 reverse stock split of its common shares.

12. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

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

Seaport Group Enterprise LLC is located at 2533 Folex Way, Spring Valley CA 91978, where they occupy an aggregate of approximately 12,000 square feet pursuant to the lease. The 5-year leases are on an annual basis starting at a monthly rate of $14,750.00 per month.

San Diego Farmers Outlet and Seaport Meat Company Operating Leases

The Company on May 1, 2018 assumed a lease agreement for a facility site and entered into a lease agreement for office space for San Diego Farmers Outlet. The lease has a term of five years expiring on April 30, 2023.

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

Concentration Risk

The Company is potentially subject to concentration risk in its sales revenue and from a major supplier of goods for sale.

Major Customer

The Company has one major customer that accounted for approximately 42.05% and $11,543,363 of sales for the year ended December 31, 2020. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 25% and $5,888,519 of cost of sales for the year ended December 31, 2020. The Company expects to maintain this relationship with the vendor.

13. EQUITY INCENTIVE PLAN

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

14. SUBSEQUENT EVENTS

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective because of the material weaknesses described below.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2020:

●	Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;

●	we outsourced the functions of the principal financial officer on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls;

●

●	we do not have an independent audit committee of our board of directors; and
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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

The following individuals serve as executive officers and directors of Pacific Ventures as of March 28, 2018:

Name	Age	Positions

Shannon Masjedi (1)	49	President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director

Marc Shenkman	61	Chairman of the Board of Directors

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

At this time, we do not have a written employment agreement and/or a formal compensation agreement with our new officers and directors. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Marc Shenkman. Mr. Shenkman, as Chairman of the Board of Directors of Pacific Ventures, is responsible for, among other things, the general oversight of the affairs of Pacific Ventures, has corporate oversight of all of its business, including implementation of long-term plans, and preside when present at all meetings of the stockholders and the Board of Directors. Mr. Shenkman has served as a director of Snöbar Holdings since January 2013. From year 2000 to present, Mr. Shenkman worked as the President of Priority Financial Network. Priority Financial Network is a mortgage brokerage company that closes FHA, and “A” through “D” residential and commercial loans over the past several years. In 2020, Priority Financial Network, has produced loans totaling almost $1.67 billion and has over 300 employees and loan officers. Mr. Shenkman graduated from the University of Vermont with a Bachelor of Arts in Economics and a Bachelor of Arts in Political Science. Mr. Shenkman brings knowledge and experience in the banking and financial industries. His experience in the financial markets will help Pacific Ventures Group navigate in the public marketplace. Mr. Shenkman does not hold, and has not previously held, any directorships in any other reporting companies. Mr. Shenkman was a member of Raynol LLC which filed for Chapter 11 bankruptcy in May 2010, which bankruptcy was dismissed (not discharged) in May 2012.

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

Mrs. Masjedi attended Arizona State University where she studied Aeronautical Technology. Mrs. Masjedi also attended flight school and obtained her pilot’s license. Mrs. Masjedi has had extensive experience with creating the distribution platform for the SnöBar product line in the alcohol industry. Her knowledge in the frozen ice cream category and alcohol category combined make her indispensable to Pacific Ventures. Mrs. Masjedi has long standing relationships within these industries which allow Snobar products to be distributed efficiently. Mrs. Masjedi does not hold, and has not previously held, any directorships in any other reporting companies. In 2010, Mrs. Masjedi filed for Chapter 7 personal bankruptcy, which was discharged in August 2011.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole. Because we have only two directors, none of whom are independent, we believe that the establishment of these committees would be more form over substance.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation	Total ($)

Bob Smith, CEO (1)	2018	-0-	-0-	-0-	-0-	-0-	-0-
Shannon Masjedi, CEO	2019	-0-	-0-	-0-	-0-	-0-	-0-
ShannonMasjedi, CEO	2020	$385,000	-0-	-0-	-0-	-0-	$385,000

(1) Mr. Smith was terminated as CEO in March 2017.

Snöbar Holdings Compensation

The following table sets forth certain compensation information for: (i) San Diego Farmers Outlet’ and Seaport Meat Company principal executive officer serving in such capacity during the fiscal years ended December 31, 2020 and 2019; (ii) Pacific Ventures Group’ two most highly compensated executive officers other than its principal executive officer who were serving as executive officers at December 31, 2020 and 2019; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020 and 2019. Compensation information is shown for the fiscal years ended December 31, 2020 and 2019:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation ($)	Total ($)

Shannon Masjedi, CEO/President	2020	$-385,000-	-0-	-0-	-0-	-0-	$385,000-
	2019	$-0-	-0-	-0-	-0-	-0-	$-0-

Employment Agreements

We have a written employment/compensation agreement with our officers or directors.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. During the 2020 fiscal year, none of our directors received any compensation specifically for their services as a director.

Compensation Committee Interlocks and Insider Participation

We have no compensation committee of our board of directors, and during the year ended December 31, 2020, our directors and officers participated in deliberations of our board of directors regarding officer compensation. During the year ended December 31, 2020, no executive officer of our Company (i) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors, (ii) served as a director of another entity, one of whose executive officers served on our board of directors, or (iii) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

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

COMMON STOCK

	Amount and Nature of Beneficial Ownership (1)	Percentage of Class Common (2)
Executive Officers and Directors

Shannon Masjedi (2)	10,130,454	60.0%
Marc Shenkman	1,500,000	8.8%
All officers and directors a group (2 persons)	11,630,454	68.8%

5% Shareholders
Azita Davidyan	3,000,000	17.7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. Applicable percentage ownership is based on 16,871,351 shares of our common stock outstanding on a pre-split basis.

(2)	Includes 130,454 shares of our common stock owned by ACD Trust (“Trust”). The trustee of the Trust is Shannon Masjedi who holds voting and investment power over the shares of our common stock owned by the Trust.

PREFERRED STOCK

	Amount and Nature of Beneficial Ownership(1)
	Series E		Series F		Percentage of Class Preferred(1)
Executive Officers and Directors

Shannon Masjedi	5,000,000		10,000		100.0%
Marc Shenkman			0		0.0%
All officers and directors a group (2 persons)	5,000,000	(2)	10,000	(3)	100.0%

5% Shareholders
None			0		0%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our preferred stock held by them. Applicable percentage ownership is based on 5,000,000 shares of our Series E Preferred Stock and 10,000 of our Series F Preferred Stock issued and outstanding.

(2)

Each share of Series E Preferred Stock has a 10-to-1 voting preference where everyone share of Series E Preferred Stock is equivalent in votes to ten shares of Common Stock, resulting in the equivalent of 50,000,000 voting shares of common stock. When combined with the voting rights of current common and preferred shareholders, the Series E Preferred shareholder(s) has a 21.2% vote on all company matters on a fully diluted basis.

(3)	Represents 10,000 shares of our Series F Preferred Stock owned directly by Mrs. Masjedi. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion and has voting rights equivalent to the conversion rights for a total of 168,713,510 common stock voting share equivalents representing 71.6% of the voting power on fully diluted basis.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2020:	$40,000.

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

Pre-Approval Policies and Procedures

We do not currently have a separate audit committee. Our board of directors is responsible for the pre-approval of all audits and permitted non-audit services to be performed for our Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2020 and 2019 were approved by our board of directors in accordance with the procedures described below.

Our board of directors reviews and approves all audit and non-audit services proposed to be provided, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to us for the years ended December 31, 2020 and 2019 that were not approved by our board of directors. Our board of directors determined that the services rendered by Dylan Floyd Accounting & Consulting are compatible with maintaining their independence as our independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Consolidated Financial Statements of Pacific Ventures Group, Inc.:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2020 and 2019

●	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2020 and 2019

●	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

** SEC Counsel or CPA to add footnotes below **

(b)	Exhibits.

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015).
2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).
2.3††	Asset Purchase Agreement, dated as of January 31, 2018, by and among the Company, Royalty Foods, LLC and San Diego Farmers Outlet, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2018).
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2017).
3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).
3.3*	Amended and Restated Series F Preferred Stock
10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.2	Distribution Agreement, dated March 16, 2015, by and between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.3	Distribution Agreement, dated June 5, 2015, by and between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 tothe Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).

Exhibit Number	Description
10.4	Exclusive Distribution Agreement, dated February 3, 2015, by and between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.5	Distribution Agreement, dated May 1, 2015, by and between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.7	Anti-Dilution Agreement, dated September 25, 2015, by and among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.9	Trust Agreement, dated June 1, 2013, by and between Snobar Holding, Inc. and Azizollah Masjedi (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.10	Form of Promissory Note by and between the Company and certain related parties (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.11†	Pacific Ventures Group, Inc. 2017 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.12†	Form of Pacific Ventures Group, Inc. Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.13†	Form of Pacific Ventures Group, Inc. Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
16.1	Letter from Anderson Bradshaw PLLC, dated April 20, 2016, addressed to the Securities and Exchange Commission (incorporated by reference from the Company’s Current Report on Form 8-K, as filed on April 20, 2016, Exhibit 16).
21.1*	List of subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
††	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: April 15, 2021	By:	/s/ Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shannon Masjedi	Director	April 15, 2021
Shannon Masjedi

/s/ Marc Shenkman	Chairman of the Board of Directors	April 15, 2021
Marc Shenkman

