Form 10-Q
period 2021-03-31
Pacific Ventures Group, Inc.
filed 2021-05-24
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, there were 570,859,333 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the three months
	ended March 31, 2021	December 31, 2020
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$483,188	$58,234
Accounts receivable	1,419,557	1,213,991
Inventory Asset	1,284,751	1,216,562
Other Current Asset	32,829	34,379
Right to Use Asset	231,000	249,000
Deposits	16,845	16,845
Total Current Assets	3,468,169	2,789,011
Fixed Assets
Fixed assets, net	$1,035,623	$1,169,441
Total Fixed Assets	1,035,623	1,169,441
Other Assets
Intangible Assets	$3,408,946	$3,468,222
Right to Use Asset	755,752	755,752
Rent & Utilities Deposit	8,547	11,520
	4,173,245	4,235,494
TOTAL ASSETS	$8,677,037	$8,193,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,970,033	$2,809,136
Accrued expenses	973,562	902,442
Lease Liability	231,000	249,000
Current portion, notes payable	3,165,824	2,891,023
Current portion, notes payable - related party	450,895	437,995
Current portion, leases payable	85,377	88,417
Total Current Liabilities	$7,876,690	$7,378,012

Long-Term Liabilities:
Notes payable	$11,249,083	$10,541,853
Notes payable - related party	42,000	42,000
Lease Liability	745,000	745,000
Total Long-Term Liabilities	12,036,083	11,328,853

Total Liabilities	$19,912,773	$18,706,866

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
5,000,000 Series E, issued and outstanding	$5,000	$5,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.498 par value, 900,000,000 shares authorized, and 17,875,488 issued and outstanding at March 31, 2021, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	8,916,307	8,415,444
Additional paid in capital	(3,086,847)	(2,869,593)
Accumulated deficit	(17,070,206)	(16,063,780)

Total Stockholders’ Equity (Deficit)	$(11,235,735)	$(10,512,919)

Total Liabilities and Stockholders’ Equity (Deficit)	$8,677,037	$8,193,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

(unaudited)

	For the three months ended
	March 31,
	2021	2020

Sales, net of discounts	$7,260,826	$6,700,108
Cost of Goods Sold	6,377,759	5,686,635
Gross Profit	883,067	1,013,473
Operating Expenses
Selling, general and administrative	1,104,861	973,820
Marketing and Advertising	92,779	14,718
Amortization and Depreciation expense	193,094	161,892
Professional fees	133,749	190,257
Salary and wages
Officer Compensation	75,000	75,000
Operating Expenses/(Loss)	1,599,483	1,415,686
Income/ (Loss) from Operations	(716,417)	(402,212)
Other Non-Operating Income and Expenses
Interest expense	(453,896)	(390,000)
Net Income/(Loss) before Income Taxes	(1,170,313)	(792,212)
Provision for income taxes
Net Ordinary Income/(Loss)	(1,170,313)	(792,212)
Other Income / Expense
Other Income - Other	7,807	4,656
Net Income/(Loss)	$(1,162,506)	(787,557)
Basic and Diluted Loss per Share - Common Stock	$(0.06503)	$(0.00138)

Weighted Average Number of Shares Outstanding: Basic and Diluted Class A Common Stock	17,875,488	570,859,333

Common stock outstanding shares reflect the 1-for-500 reverse stock split that occurred on Apr 13, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	For the three months
	ended March 31
	2021	2020

OPERATING ACTIVITIES
Net loss	$(1,162,505)	$(787,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services		(5,000)
Depreciation & Amortization Expense	193,094	161,892

Changes in operating assets and liabilities
Accounts receivable	(205,565)	(187,788)
Inventory	(68,189)	(488,211)
Other Current Assets	4,523	61,403
Other Assets	-	-
Accounts payable	157,858	613,802
Accrued expenses	72,891	24,121
Other Current liabilities	972	(64,518)
Capitalized interest or penalty fees	443,687	62,881
Other Changes in Assets
Net Cash Provided by / (Used in) Operating Activities	(563,235)	(608,976)
INVESTING ACTIVITIES
Receivable - Related
Purchase of equipment, building & improvements & fixed assets		(35,687)
Goodwill and Intangible Assets
Net Cash Provided by / (Used In) Investing Activities	-	(35,687)

FINANCING ACTIVITIES
Proceeds from notes payable	682,059
Proceeds from notes payable - Related	-
Repayment of notes payable	(456,795)	(157,720)
Repayment of notes payable - Related	(20,519)	(125)
Proceeds from long-term loans	538,700	2,609,495
Repayment of long-term loans	(26,442)	(1,930,000)
Repayment of debt by Shares	(168,500)
Shares Issued for Debt	178,610
Shares Issued for Services	105,000
Preferred Stocks issued	-	5,000
Prior period adjustment to retained earnings	156,080
Net Cash Provided by / (Used in) Financing Activities	988,193	526,649

NET INCREASE (DECREASE) IN CASH	424,958	(118,012)
CASH AT BEGINNING OF PERIOD	58,233	315,956

CASH AT END OF PERIOD	$483,191	$197,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest fees	$210,804	$82,472
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$168,500	$

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

On December 17, 2019 , the Company completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California their 12,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

The Company’s customers range from a wide variety of restaurants, including many well known in Southern CA, to institutions, schools (UCSD, SDSU, etc.) and re-distributors such as US Foods and Sysco as well as to local distributors. They supply wholesale food and restaurant supplies to San Diego, Los Angeles, Orange and Riverside and offer same day service. In addition, they have clients in Arizona and Colorado that come to their facility to pick up their orders.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of March 31, 2021, the Company has $0 in deferred revenue. As of December 31, 2021, the Company also had $0 deferred revenue.

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

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of March 31, 2021, the Company has $31,858 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of March 31, 2021, the Company has a cash balance of $483,188 in cash and cash equivalents, compared to $58,234 on December 31, 2020.

Accounts Receivable

As of March 31, 2021, Accounts Receivable are stated at net realizable value of $1,419,557. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2020, the Company wrote off $14,588 of bad debt expense. The Company wrote off no bad debts during the three (3) months ended March 31, 2021, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2020, the Company had total inventory assets of $1,216,562 consisting of all of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items. As of March 31, 2021, the Company has $1,284,751 in inventories.

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

Identifiable Intangible Assets

As of March 31, 2021, the Company’s Identifiable Intangible Assets are as follows:

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

Total Accumulated Amortization 324,293

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,162,506 for the three (3) months ended March 31, 2021 and has an accumulated deficit of $17,070,206 as of March 31, 2021.

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

4. INVENTORIES

As of March 31, 2021, the Company had inventory assets for a total of $1,284,751. The Company had inventory assets of $1,216,562 as of December 31, 2020.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2021 and December 31, 2020, consisted of:

	Mar 31, 2021	December 31, 2020
Computers	11,788	$11,788
Office Furniture	23,908	23,908
Building & Improvement	29,673	29,673
Forklift 1	3,000	3,000
Forklift 2	2,871	2,871
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2019 Hino 155 5680	29,592	29,592
Machinery & Equipment	994,540	994,540
Leasehold Improvements	66,932	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(717,628)	(583,810)

	$1,035,623	$1,169,441

Depreciation and Amortization expenses for the three (3) months ended March 31, 2021 was $193,094 compared to $161,892 for the same period of March 31, 2020.

6. ACCRUED EXPENSE

As of March 31, 2021, the Company had accrued expenses of $973,562 compared to $902,442, for the year-end December 31, 2020.

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

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of March 31, 2021:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$25,995
A. Masjedi	500,000	6/1/2013	424,941
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$696,000		$492,895

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2022. The balance of the note at March 31, 2021 was $25,995.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2022. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of March 31, 2021.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2022. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of March 31, 2021.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2022 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of March 31, 2021.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of March 31, 2021, the outstanding balance under this note was $294,930, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2022 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of March 31, 2021.

As of December 31, 2020, the Company had total short-term notes payable of $1,969,853 and long-term notes payable of $10,583,853. As of March 31, 2021, the Company had total short-term notes payable of $2,345,745 and long-term notes payable of $11,291,083. The Company had purchase receivables of $1,270,974.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of March 31, 2021:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
Henry Mahgerefteh	144,000	2/15/15	136,698
TRA Capital	106,112	3 loans	125,247
BNA Inv	223,449	6 loans	157,253
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	268,245
JSJ, Investments	75,000	7/12/17	9,707
PowerUp	168,500	8/7/20	257,000
TysAdco Partners	250,000	3/11/21	250,000
PNC, Inc.	850,000	12/19/20	850,000
PPP	509,700	5/20/20	940,700
SBA Loan	309,900	4/1/20	417,600
Dicer	64,678	7/20/20	55,789
TCA Global fund	2,150,000	5/1/18	3,083,181
TCA Global fund 2	3,000,000	12/17/19	6,455,692
	$8,066,633		$13,143,933

Purchase Receivables
	Amount	Issuance Date	Balance
Cap Call	1,000,000	3 loans - 2020	995,574
Fox Capital	607,500	12/1/20	275,400
	$1,607,500		$1,270,974

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of March 31, 2021.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. The entire balance is owed and outstanding as of March 31, 2021.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of March 31, 2021.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On July 12, 2017, the issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. The company entered into a mutually agreed upon settlement agreement that called out for monthly payments of $3,359.90. All payments are current and the balance on the note as of March 31, 2021 was $9,707. There is no conversion feature to this settlement and only cash payment.

Effective September 25, 2020, the Company entered into a settlement agreement with BNA/TRA in the amount of $400,000. The settlement pays as follows October 1, 2020, PACV pays $30,000, November 1, 2020PACV pays $30,000. On the 1st of every month following $11,500 payment to be made until balance is paid in full. As of March 31, 2021 the note is current.

In March 2021, the Company entered into a financing arrangement with Power Up Lending pursuant to which the Company borrowed a total principal of $128,500 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance as of March 31, 2021 is $128,500.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $268,245, including capitalized interests and penalty fees.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $3,083,181 as of March 31, 2021, which includes capitalized interests.

On December 17, 2019 Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $6,455,692 as of March 31, 2021, which includes capitalized interests.

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

On December 8, 2019, The Company entered into a Seller Carryback note with PNC Inc in the amount of $850,000. The note was due in three installment payments over 18 months. As of December 31, 2020 no payments have been made toward this balance.

As of March 31, 2021, the Company had short-term notes payable of $2,345,745 and long-term notes payable of $11,291,083. The Company had purchase receivables of $1,270,974.

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

There was 0 restricted shares of the Company’s common stock issued during the fiscal quarter ended March 31, 2021.

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

From January 1, 2021 through March 31, 2021, the Company issued 1,004,137 shares of its common stock.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of March 31, 2020, and the same period in 2021, there were 570,859,333 and 17,875,488 shares of the Company’s common stock issued and outstanding, respectively.

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

On December 17, 2019, the Company completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California their 12,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

Plan of Operations

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

The Company has recently signed an agreement with a new co-packer to produce and manufacture the Snobar Product Line. The new factory will produce the Snobar Product Line for a reduced price which will allow for greater profitability for the company. The new factory has all of the necessary licensing in place required to manufacture the Snobar Product Line. The company expects to place its first order with the new copacker in 2021. The company will launch the state of California and be looking to expand sales across the nation.

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

Seaport Meat Company

Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California their 12,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

The Company’s customers range from a wide variety of restaurants, including many well known in Southern CA, to institutions, schools (UCSD, SDSU, etc.) and re-distributors such as US Foods and Sysco as well as to local distributors. They supply wholesale food and restaurant supplies to San Diego, Los Angeles, Orange and Riverside and offer same day service. In addition, they have clients in Arizona and Colorado that come to their facility to pick up their orders.

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

As the U.S. meat industry experienced meat shortages due to massive outbreaks of COVID-19 and in some cases large facilities were forced to close, meat prices reached an all-time high due to the lack of product and increase in demand. While our competitors choose to pass these increases in price to the customers, Seaport management made a conscious decision to stand by our customers and Seaport lowered our margins to support our customers during the pandemic. By lowering our margins during the second and third quarters Seaport attracted many new customers and won the loyalty of its current customer base.

Seaport was able to maintain the historical average of the prior year’s revenues but did share the burden of the pandemic and incurred a net loss because of this decrease.

During the onset of the pandemic Seaport’s sales staff and management acted quickly to recover any lost revenue due to the massive government mandated shutdown. Some of Seaports largest customers were forced to stay closed for almost a year which include Petco Park the San Diego Padres Stadium, and the SoCal County Fairs. Seaport attracted more business from Hospitals, Nursing Homes, and Naval Bases just to name a few.

Both Seaport Meat Company and Farmers Outlet would like our customers know that we appreciate their loyalty and continued support we were all in this together.

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

Results of Operations

Three Months ended March 31, 2021, as Compared to Three Months Ended March 31, 2020

Revenues — The Company recorded $7,260,826 sales revenue for the three months ended March 31, 2021 as compared to $6,700,108 for the same period of March 31, 2020. The Company had $1,284,751 inventory of saleable merchandise as of March 31, 2021 as compared to $1,216,562 for the period ending March 31, 2020.

Operating Expenses — Total operating expenses for the three months ended March 31, 2021 was $1,599,483 as compared to $1,415,686 in the same period in, 2020, due to increased operating activities during the period ended March 31, 2021, and an increase in salaries and wages.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended March 31, 2021 increased by $131,041 to $1,104,861 from $973,820 in the same period in 2020, which was due to an increase in various expenses and business expansion.

Marketing and Advertising Expenses – Marketing and advertising expenses for the three months ended March 31, 2021 was $92,779 compared to $14,718 in March 31, 2020.

Professional fees – Professional fees expense for the three months ended March 31, 2021 was $133,749, which includes accounting, legal fees and consulting services compared to $190,257 during the same period in 2020.

Depreciation and Amortization Expenses — Depreciation and Amortization expenses for the three months ended March 31, 2021 and 2020 was $193,094 and $161,892, respectively.

Salaries and Wages — Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the three months ended March 31, 2021 was $625,863, as compared to $568,250 for the prior same period.

Other Non-Operating Income and Expenses — For the three months period ended March 31, 2021, the Company recorded interest and penalty expenses in the amount of $453,896 for a non-operating loss in the same amount. In the three months ended March 31, 2020 the Company recorded other non-operating expenses of $390,000 in interest expense for a non-operating loss in the same amount.

Net Loss — Net loss for three months ended March 31, 2021 was $1,162,506, as compared to net loss of $787,557 for the three months ended March 31, 2020.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2021, the Company had a working capital deficit of $4,408,521, consisting of $483,188 in cash, $1,419,556 in accounts receivable, $1,284,751 in inventory, $263,828 in other assets and $16,845 in deposits, offset by accounts payable $2,970,033, accrued expenses of $973,561, equipment of $85,377, $3,616,719 in the current portion of notes payable and $231,000 in other current liabilities.

For the three months period ended March 31, 2021, the Company used $563,235 of cash in operating activities, had $0 investing activities and obtained $988,193 cash from financing activities, resulting in an increase in total cash of $424,958 and a cash balance of 483,191 for the period. For the three months period ended March 31, 2020, the Company used cash of $608,976 in operating activities, used cash of $35,687 for investing activities and obtained cash of $526,649 from financing activities, resulting in an decrease in cash of $118,012 and a cash balance of $197,944 at the end of such period.

Total current assets as of March 31, 2021 was $3,468,169, while current liabilities were $7,876,690. The Company has incurred an operating loss of $1,162,506 for the three months period ended March 31, 2021, largely due the increase in operating expenses, business expansion and increase in interest and penalty fees. During the three months period ended March 31, 2021, the Company had an accumulated deficit of $17,070,206. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of March 31, 2021		As of December 31, 2020
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	1,894,850	11,249,083	1,531,858	10,541,853

Notes Payable - Related	450,895	42,000	437,995	42,000
	$2,345,745	$11,291,083	$1,969,853	$10,583,853

Total Notes Payable for related and unrelated parties increased by $1,083,123 from the fiscal year ended December 31, 2020 from $12,553,706 to $13,636,828 in the three months period ended March 31, 2021.

As of March 31, 2021, total stockholders’ equity deficit increased to $11,235,735 from $10,512,919 as of December 31, 2020. Accumulated deficit increased from $16,063,780 in the fiscal year ended December 31, 2020 to $17,070,206 for the three months period ended March 31, 2021.

As of March 31, 2021, the Company had a cash balance of $483,188 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist on March 31, 2021:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2021, the Company issued 1,004,137 shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the three months ended March 31, 2021, the Company has not purchased any equity securities nor have any officers or directors of the Company.

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

PACIFIC VENTURES GROUP, INC.

Date: May 24, 2021	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

