Form 10-Q
period 2021-06-30
Pacific Ventures Group, Inc.
filed 2021-08-23
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, there were 18,125,488 shares of the registrant’s common stock, $0.4988 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the six months
	ended June 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$433,164	$58,234
Accounts receivable	1,732,180	1,213,991
Inventory Asset	1,407,026	1,216,562
Other Current Asset	115,020	34,379
Right to Use Asset	213,000	249,000
Deposits	16,845	16,845
Total Current Assets	3,917,235	2,789,011
Fixed Assets
Fixed assets, net	$1,003,787	$1,169,441
Total Fixed Assets	1,003,787	1,169,441
Other Assets
Intangible Assets	$3,349,670	$3,468,222
Right to Use Asset	755,752	755,752
Rent & Utilities Deposit	11,520	11,520
TOTAL ASSETS	$9,037,964	$8,193,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,968,321	$2,809,136
Accrued expenses	1,122,626	902,442
Lease Liability	213,000	249,000
Current portion, notes payable	2,175,294	2,891,023
Current portion, notes payable - related party	405,320	437,995
Current portion, leases payable	77,967	88,417
Total Current Liabilities	$6,962,527	$7,378,012

Long-Term Liabilities:
Notes payable	$13,556,718	$10,541,853
Notes payable - related party	42,000	42,000
Lease Liability	745,000	745,000
Total Long-Term Liabilities	14,343,718	11,328,853

Total Liabilities	$21,306,245	$18,706,866

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized,
5,000,000 Series E, issued and outstanding	$5,000	$5,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.498 par value, 900,000,000 shares authorized, and 18,125,488 issued and outstanding at June 30, 2021, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	9,041,007	8,415,444
Additional paid in capital	(3,084,047)	(2,869,593)
Accumulated deficit	(18,230,251)	(16,063,780)

Total Stockholders’ Equity (Deficit)	$(12,268,280)	$(10,512,919)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,037,965	$8,193,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Sales, net of discounts	$11,580,733	$8,688,557	$18,841,559	$15,388,665
Cost of Goods Sold	10,221,382	7,682,194	16,598,617	13,368,829
Gross Profit	1,359,350	1,006,363	2,242,942	2,019,836
Operating Expenses
Selling, general and administrative	1,515,351	1,162,266	2,575,562	2,136,086
Marketing and Advertising	106,368	4,425	199,148	19,143
Amortization and Depreciation expense	193,094	162,130	386,187	324,022
Professional fees	210,313	263,366	346,894	453,622
Officer Compensation	75,000	75,000	150,000	150,000
Operating Expenses/(Loss)	2,100,126	1,667,187	3,657,791	3,082,873
Income/ (Loss) from Operations	(740,776)	(660,824)	(1,414,849)	(1,063,036)
Other Non-Operating Income and Expenses
Interest expense	(942,284)	(418,134)	(1,438,000)	(808,134)
Net Income/(Loss) before Income Taxes	(1,683,060)	(1,078,958)	(2,852,849)	(1,871,170)
Provision for income taxes
Net Ordinary Income/(Loss)	(1,683,060)	(1,078,958)	(2,852,849)	(1,871,170)
Other Income / Expense
Other Income - Other	522,540	4,868	530,347	9,524
Net Income/(Loss)	$(1,160,520)	(1,074,090)	$(2,322,502)	(1,861,646)
Basic and Diluted Loss per Share - Common Stock	$(0.06403)	$(0.93989)	$(0.12813)	$(1.62905)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	18,125,488	1,142,781	18,125,488	1,142,781

Common stock outstanding shares reflect the 1-for-500 reverse stock split that occurred on Apr 13, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the six months
	ended June 30
	2021	2020

OPERATING ACTIVITIES
Net loss	$(2,322,502)		$(1,861,646)
Adjustments to reconcile net loss to
net cash used in operating activities:
Shares issued for services	-		(5,000)
Depreciation & Amortization Expense	386,187		324,022

Changes in operating assets and liabilities
Accounts receivable	(483,189)		(630,596)
Inventory	(190,464)		(869,967)
Other Current Assets	(80,641)		53,412
Other Assets	-
Accounts payable	144,467		1,647,070
Accrued expenses	224,065		96,954
Other Current liabilities	3,082		(63,556)
Capitalized interest or penalty fees	905,303		121,086
Other Changes in Assets
Net Cash Provided by / (Used in) Operating Activities	(1,413,692)		(1,188,222)
INVESTING ACTIVITIES
Receivable - Related			(35,687)
Purchase of equipment, building & improvements & fixed assets	(101,982)
Goodwill and Intangible Assets
Net Cash Provided by / (Used In) Investing Activities	(101,982)		(35,687)

FINANCING ACTIVITIES
Proceeds from notes payable	2,357,000		669,600
Proceeds from notes payable - Related	-
Repayment of notes payable	(911,023)		(188,395)
Repayment of notes payable - Related	(100,083)		(125)
Proceeds from long-term loans	231,023		2,838,868
Repayment of long-term loans	(50,000)		(1,959,900)
Repayment of debt by Shares	(168,500)
Shares Issued for Debt	178,610
Shares Issued for Services	232,500
Preferred Stocks issued	-		5,000
Prior period adjustment to retained earnings	121,080
Net Cash Provided by / (Used in) Financing Activities	1,890,608		1,365,047

NET INCREASE (DECREASE) IN CASH	374,934		141,139
CASH AT BEGINNING OF PERIOD	58,233		315,956

CASH AT END OF PERIOD	$433,164		$457,096

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest fees	$276,815		$203,672
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$168,500	$

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

Snöbar Holdings was formed under the laws of the State of Delaware on January 7, 2013. Snöbar Holdings is the trustor and sole beneficiary of Snöbar Trust, a California trust (“Trust”), which was formed in June 1, 2013. The Trust owns 100% of the shares of IPIC, which was formed on August 2, 2001. IPIC is in the business of selling alcohol-infused ice cream and ice-pops and holds all the rights to the liquor licenses to sell such products and trade names “Snöbar”. As such, the Trust holds all ownership interest of IPIC and its liquor licenses, permitting IPIC to sell its product to distributors, with all income, expense, gains and losses rolling up to the Trust, of which Snöbar Holdings is the sole beneficiary. Snöbar Holdings also owns 99.9% of the shares of MGD. MGD is in the business of selling and leasing freezers and providing marketing services. As a result of the foregoing, Snöbar Holdings is the primary beneficiary of all assets, liabilities and any income received from the business of the Trust and IPIC through the Trust and is the parent company of MGD.

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

On December 17, 2019, Seaport Group Enterprises, LLC—a California Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc.— completed an asset acquisition of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company built a state-of-the-art food distribution and manufacturing facility in Spring Valley, California their 12,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

The Company’s customers range from a wide variety of restaurants, including many well known in Southern CA, to institutions, schools (UCSD, SDSU, etc.) and re-distributors such as US Foods and Sysco as well as to local distributors. They supply wholesale food and restaurant supplies to San Diego, Los Angeles, Orange and Riverside and offer same day service. In addition, they have clients in Arizona and Colorado that come to their facility to pick up their orders.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions, or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of June 30, 2021, the Company has $0 in deferred revenue. As of December 31, 2021, the Company also had $0 deferred revenue.

Leases

ASC 842, Leases, was required to be adopted for all financial years beginning after December 15, 2018, and requires long term leases (longer than 12 month) to be capitalized with a corresponding liability for the term of the lease and expensed over that term. Currently the Company has 2 long-term leases SDFO & Seaport Meat Company.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of June 30, 2021, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of June 30, 2021, the Company has a cash balance of $433,164 in cash and cash equivalents, compared to $58,234 on December 31, 2020.

Accounts Receivable

As of June 30, 2021, Accounts Receivable are stated at net realizable value of $1,732,180. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2020, the Company wrote off $14,588 of bad debt expense. The Company wrote off $588 of bad debts during the six (6) months ended June 30, 2021, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 30, 2020, the Company had total inventory assets of $1,216,562 consisting of all of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items. As of June 30, 2021, the Company has $1,407,026 in inventories.

Income Taxes

Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Identifiable Intangible Assets

As of June 30, 2021, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet) $193,000

Trade Name (Seaport Meat) $449,000

Wholesale Customer Relationships (San Diego Farmers Outlet) $266,000

Wholesale Customer Relationships (Seaport Meat) $2,334,239

Total Identifiable Intangible Assets $3,349,670

Goodwill

Assembled Workforce $21,000

Unidentified Intangible Value $470,000

Total Goodwill $491,000

Total Intangible Assets $3,349,670

Total Accumulated Amortization 383,569

Management does not believe that there is an impairment as of 2021.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts receivable, accounts payable, and accrued expenses are representative of their fair values due to the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company maintains cash balances at financial institutions within the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to limits of approximately $250,000. The Company has not experienced any losses regarding its bank accounts and believes it is not exposed to any risk of loss on its cash bank accounts.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,322,502 for the six (6) months ended June 30, 2021 and has an accumulated deficit of $18,230,251 as of June 30, 2021.

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

4. INVENTORIES

As of June 30, 2021, the Company had inventory assets for a total of $1,407,026. The Company had inventory assets of $1,216,562 as of December 31, 2020.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment on June 30, 2021, and December 31, 2020, consisted of:

	June 30, 2021	December 31, 2020
Computers	11,788	$11,788
Office Furniture	23,908	23,908
Building & Improvement	29,673	29,673
Forklift 1	3,000	3,000
Forklift 2	2,871	2,871
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2019 Hino 155 5680	29,592	29,592
Machinery & Equipment	1,096,522	994,540
Leasehold Improvements	66,932	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(851,446)	(583,810)

	$1,003,787	$1,169,441

Depreciation and Amortization expenses for the six (6) months ended June 30, 2021, was $386,187 compared to $324,022 for the same period of June 30, 2020.

6. ACCRUED EXPENSE

As of June,30, 2021, the Company had accrued expenses of $1,122,626 compared to $902,442, for the year-end December 31, 2020.

7. INCOME TAX

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of June 30, 2021:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$-
A. Masjedi	500,000	6/1/2013	405,320
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000

	$696,000		$447,320

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2022. The balance of the note on June 30, 2021, was $0.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2022. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of June 30, 2021.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2022. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of June 30, 2021.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2022, with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of June 30, 2021.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of June 30, 2021, the outstanding balance under this note was $405,320, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2022, and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of June 30, 2021.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of June 30, 2021:

Non-Related
	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/2013	$86,821
A. Rodriguez	15,000	7/22/2013	15,000
A. Rodriguez	10,000	2/21/2014	10,000
Henry Mahgerefteh	144,000	2/15/2015	135,726
TRA Capital	106,112	3 loans	125,247
BNA Inv	223,449	6 loans	134,253
Brian Berg	30,000	2/1/2012	25,000
Classic Bev	73,473	5/1/2017	272,574
JSJ, Investments	75,000	7/12/2017	2,697
PowerUp	168,500	8/7/2020	257,000
TysAdco Partners	250,000	3/11/2021	1,300,000
LGH Investments	800,000	5/1/2021	800,000
PNC, Inc.	850,000	12/19/2020	850,000
PPP	509,700	5/20/2020	431,000
SBA Loan	309,900	4/1/2020	417,600
Dicer	64,678	7/20/2020	150,154
TCA Global fund	2,150,000	5/1/2018	3,180,884
TCA Global fund 2	3,000,000	12/17/2019	6,721,260
	$8,866,633		$14,915,214

Purchase Receivables
	Amount	Issuance Date	Balance
Cap Call	1,000,000	3 loans - 2020	804,648
Fox Capital	607,500	12/1/2020	12,150
	$1,607,500		$816,798

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2020, and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of June 30, 2021.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2020. The entire balance is owed and outstanding as of June 30, 2021.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of June 30, 2021.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

On July 12, 2017, the issued a Convertible Promissory Note to JSJ Investments Inc. for total gross proceeds of $75,000. The company entered into a mutually agreed upon settlement agreement that called out for monthly payments of $3,359.90. All payments are current and the balance on the note as of June 30, 2021, was $2,697. There is no conversion feature to this settlement and only cash payment.

Effective September 25, 2020, the Company entered into a settlement agreement with BNA/TRA in the amount of $400,000. The settlement pays as follows October 1, 2020, PACV pays $30,000, November 1, 2020, PACV pays $30,000. On the 1st of every month following $11,500 payment to be made until balance is paid in full. As of June 30, 2021 the note is current.

In March 2021, the Company entered into a financing arrangement with Power Up Lending pursuant to which the Company borrowed a total principal of $257,000 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance as of June 30, 2021, is $257,000.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $272,574, including capitalized interests and penalty fees.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $3,180,884 as of June 30, 2021, which includes capitalized interests.

On December 17, 2019, Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $6,721,260 as of June 30, 2021, which includes capitalized interests.

On May 20, 2020, The Company entered into a SBA loan and SBA PPP note in the amounts of $417,600 and $431,000, respectively as a result of the COVID-19 pandemic. The note is current, and the Company believes that this not will be forgiven by the SBA. The standards set forth for forgiveness have been met and exceeded to order to obtain forgiveness by the SBA. The Company’s forgiveness application is pending.

On July 20,2020, Seaport Group Enterprises LLC entered into a note in the amount of $64,678.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $1500.00. As of June 30, 2021, the note is current.

On December 8, 2019, The Company entered into a Seller Carryback note with PNC Inc in the amount of $850,000. The note was due in three installment payments over 18 months. As of December 31, 2020, no payments have been made toward this balance.

In September 2020, Seaport Group Enterprises LLC entered into a revenue based factoring agreement with Cap Call and received an aggregate of $500,000 (less origination fees of $15,000) in exchange for $650,000 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make weekly payments equal to $21,500 for 30 weeks. The Company received net proceeds of $485,000.

In the second quarter 2021, The Company entered into a note with Tysadro Partners in the amount of $1,300,000. The note can be repaid in cash or converted common stock or a combination of both. As of June 30, 2021, the note is current.

In May of 2021, The Company entered into a note with LGH Financial in the amount of $1,300,000. The note can be repaid in cash or converted common stock or a combination of both. As of June 30, 2021, the note is current.

As of June 30, 2021, the Company had short-term notes payable of $1,763,816 and long-term notes payable of $13,598,718. The Company had purchase receivables of $816,798.

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

From January 1, 2021, through June 30, 2021, the Company issued 1,254,137 shares of its common stock.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of June 30, 2020, and the same period in 2021, there were 18,125,488 and 1,142,781 shares of the Company’s common stock issued and outstanding, respectively.

On April 13, 2020, the Company effected a 500 for 1 reverse split of its common stock. The number of authorized common shares remained 900,000,000

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

San Diego Farmers Outlet and Seaport Meat Company Operating Leases

The Company on May 1, 2018, assumed a lease agreement for a facility site and entered into a lease agreement for office space for San Diego Farmers Outlet. The lease has a term of five years expiring on April 30, 2023.

Future minimum lease payments, as set forth in the lease, are below:

YEAR	AMOUNT
2020	$72,000
2021	$72,000
2022	$72,000
2023	$24,000

The Company on December 1, 2019, entered into a lease agreement for a facility site for office space for Seaport Meat Company. The lease has a term of five years expiring on November 30, 2024.

Future minimum lease payments, as set forth in the lease, are below:

YEAR	AMOUNT
2020	$177,000
2021	$177,000
2022	$177,000
2023	$177,000
2024	$162,250

Concentration Risk

The Company is potentially subject to concentration risk in its sales revenue and from a major supplier of goods for sale.

Major Customer

The Company has one major customer that accounted for approximately 40.28% and $4,386,470.00 of sales for the quarter ended June 30, 2021. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 36% and $3,428,094.00 of cost of sales for the quarter ended June 30, 2021. The Company expects to maintain this relationship with the vendor.

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

In July of 2021, The Company entered into a settlement agreement with PNC Inc. The Company agreed to pay a total of $700,000.00 to PNC Inc. Company paid $200,000.00 in July to PNC Inc. and the remaining balance of $500,000.00 will be paid quarterly over the next 24 months.

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

Results of Operations

Six Months ended June 301, 2021, as Compared to Six Months Ended June 30, 2020

Revenues — The Company recorded $18,841,559 sales revenue for the six months ended June 30, 2021, as compared to $15,388,665 for the same period of June 30, 2020. The Company had $1,407,026 inventory of saleable merchandise as of June 30, 2021, as compared to $1,216,562 for the period ending December 31, 2020.

Operating Expenses — Total operating expenses for the six months ended June 30, 2021, was $1,599,483 as compared to $1,415,686 in the same period in, 2020, due to increased operating activities during the period ended June 30, 2021, and an increase in salaries and wages.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the six months ended June 30, 2021, increased to $2,575,562 from $2,136,086 in the same period in 2020, which was due to an increase in various expenses and business expansion.

Marketing and Advertising Expenses – Marketing and advertising expenses for the six months ended June 30, 2021, was $199,148 compared to $19,143 on June 30, 2020.

Professional fees – Professional fees expense for the six months ended June 30, 2021, was $346,894, which includes accounting, legal fees and consulting services compared to $453,622 during the same period in 2020.

Depreciation and Amortization Expenses — Depreciation and Amortization expenses for the six months ended June 30, 2021, and 2020 was $386,187 and $324,022, respectively.

Salaries and Wages — Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the six months ended June 30, 2021, was $1,437,656, as compared to $1,197,218 for the prior same period.

Other Non-Operating Income and Expenses — For the six months period ended June 30, 2021, the Company recorded interest and penalty expenses in the amount of $1,438,000 for a non-operating loss in the same amount. In the six months ended June 30, 2020, the Company recorded other non-operating expenses of $808,134 in interest expense for a non-operating loss in the same amount.

Net Loss — Net loss for six months ended June 30, 2021, was $2,322,502, as compared to net loss of $1,861,646 for the six months ended June 30, 2020.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2021, the Company had a working capital deficit of $3,045,292, consisting of $433,164 in cash, $1,732,180 in accounts receivable, $1,407,026 in inventory, $328,020 in other assets and $16,845 in deposits, offset by accounts payable $2,968,231, accrued expenses of $1,122,626, equipment of $77,967, $2,580,614 in the current portion of notes payable and $213,000 in other current liabilities.

For the six months period ended June 30, 2021, the Company used $1,413,692 of cash in operating activities, used $101,982 investing activities and obtained $1,890,608 cash from financing activities, resulting in an increase in total cash of $374,934 and a cash balance of 433,164 for the period. For the six months period ended June 30, 2020, the Company used cash of $1,188,222 in operating activities, used cash of $35,687 for investing activities and obtained cash of $1,365,047 from financing activities, resulting an increase in cash of $141,139 and a cash balance of $457,096 at the end of such period.

Total current assets as of June 30, 2021, was $3,917,235, while current liabilities were $6,962,527. The Company has incurred an operating loss of $2,322,502 for the six months period ended June 30, 2021, largely due the increase in operating expenses, business expansion and increase in interest and penalty fees. During the six months period ended June 30, 2021, the Company had an accumulated deficit of $18,230,251. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of June 30, 2021		As of Dec 31, 2020
	$ Current	$Long-Term	$ Current	$ Long Term
Notes Payable	1,358,496	13,556,718	1,531,858	10,541,853

Notes Payable - Related	405,320	42,000	437,995	42,000
	$1,763,816	$13,598,718	$1,969,853	$10,583,853

Total Notes Payable for related and unrelated parties increased by $2,808,828 from the fiscal year ended December 31, 2020, from $12,553,706 to $15,362,534 in the six months period ended June 30, 2021.

As of June 30, 2021, total stockholders’ equity deficit increased to $12,268,280 from $10,512,919 as of December 31, 2020. Accumulated deficit increased from $16,063,780 in the fiscal year ended December 31, 2020 to $18,230,251 for the six months period ended June 30, 2021.

As of June 30, 2021, the Company had a cash balance of $433,164 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Our principal sources of liquidity in the past have been cash generated by issuing new shares of the Company’s common stock and cash generated from loans to us. In order to be able to achieve our strategic goals, we need to further expand our business and financing activities. To continue to develop our product offerings and generate sales, significant capital has been and will continue to be required. Management intends to fund future operations through additional private or public equity and/or debt offerings. We continue to engage in preliminary discussions with potential investors and broker-dealers, but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all. Any equity financing may be dilutive to existing shareholders. We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist on June 30, 2021:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we do not have an independent audit committee of our Board of Directors;

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of GAAP that led to the restatement of our previously issued financial statements; and

●	we continue to outsource the functions of controller on an interim basis to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2021, the Company issued 1,254,137m shares of its common stock.

Use of Proceeds of Registered Securities

Not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

During the six months ended June 30, 2021, the Company has not purchased any equity securities nor have any officers or directors of the Company.

ITEM 3. Defaults Upon Senior Securities

The Company is not aware of any defaults upon its senior securities.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits

Exhibit
Number	Description

2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015).

2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2017).

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

3.3	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.2	Distribution Agreement, dated March 16, 2015, between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.3	Distribution Agreement, dated June 5, 2015, between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.4	Exclusive Distribution Agreement, dated February 3, 2015, between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.5	Distribution Agreement, dated May 1, 2015, between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.7	Anti-Dilution Agreement, dated September 25, 2015, among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report Form on Form 8-K, as filed with the SEC on September 25, 2015).

10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.9	Trust Agreement, dated June 1, 2013 by and between Snobar Holding, Inc. and Azizollah Masjedi(Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.10	Form of Promissory Note by and between the Company and certain related parties (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).

10.11	SEAPORT amended APA (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.12	SEAPORT Asset Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.13	Exchange IB Obligations Membership Interests in Seaport (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.14	Pledge Irrevocable Proxy (TCA Royalty Foods I, LLC) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.15	Pledge Irrevocable Proxy (Seaport Group Enterprises LLC) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.16	Pledge and Escrow Agreement (Pacific - TCA) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.17	Pledge and Escrow Agreement (Pacific - Seaport) (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.18	Pacific Ventures Group - Security Agreement (Issuer) (Incorporated by reference to Exhibit 10 .7 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.19	Pacific Ventures Group - Security Agreement (Guarantors) (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.20	Pacific Ventures Group - Corporate Guaranty (Masjedi) (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.21	Pacific Ventures Group - Corporate Guaranty (Guarantors) (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.22	Debenture (Working Capital) TCA ICAV Pacific Venture Group (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.23	Debenture (Purchase Price) TCA ICAV Pacific Venture Group (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.24	Securities Purchase Agreement TCA special Situations Pacific Ventures (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: August 23, 2021	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

