Form 10-Q
period 2021-09-30
Pacific Ventures Group, Inc.
filed 2021-11-15
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

As of November 15, 2021, there were 30,440,466 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the nine months ended Sept 30, 2021	December 31, 2020
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$496,960	$58,234
Accounts receivable	1,504,545	1,213,991
Inventory Asset	1,566,973	1,216,562
Other Current Asset	288,689	34,379
Right to Use Asset	195,000	249,000
Deposits	16,845	16,845
Total Current Assets	4,069,011	2,789,011
Fixed Assets
Fixed assets, net	$871,503	$1,169,441
Total Fixed Assets	871,503	1,169,441
Other Assets
Intangible Assets	$3,283,744	$3,468,222
Right to Use Asset	755,752	755,752
Rent & Utilities Deposit	5,820	11,520
	4,045,316	4,235,494

TOTAL ASSETS	$8,985,830	$8,193,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,211,128	$2,809,136
Accrued expenses	1,180,717	902,442
Lease Liability	195,000	249,000
Current portion, notes payable	3,262,501	2,891,023
Current portion, notes payable - related party	439,875	437,995
Current portion, leases payable	67,147	88,417
Total Current Liabilities	$8,356,369	$7,378,012

Long-Term Liabilities:
Notes payable	$13,306,315	$10,541,853
Notes payable - related party	42,000	42,000
Lease Liability	745,000	745,000
Total Long-Term Liabilities	14,093,315	11,328,853

Total Liabilities	$22,449,684	$18,706,866

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,000,000 Series E, issued and outstanding	$4,000	$5,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.498 par value, 900,000,000 shares authorized, and 30,440,466 issued and outstanding at Sept 30, 2021, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	15,183,718	8,415,444
Additional paid in capital	(8,666,815)	(2,869,593)
Accumulated deficit	(19,984,766)	(16,063,780)

Total Stockholders’ Equity (Deficit)	$(13,463,853)	$(10,512,919)

Total Liabilities and Stockholders’ Equity (Deficit)	$8,985,830	$8,193,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020

Sales, net of discounts	$11,665,852	$7,540,361	$30,507,410	$22,929,026
Cost of Goods Sold	10,382,872	7,060,129	26,978,646	20,429,567
Gross Profit	1,282,980	480,232	3,528,764	2,499,459
Operating Expenses
Selling, general and administrative	1,554,041	1,503,850	4,172,571	3,636,326
Marketing and Advertising	41,963	8,555	241,110	27,698
Amortization and Depreciation expense	199,744	178,947	585,931	505,969
Professional fees	572,617	299,100	919,510	752,723
Officer Compensation	75,000	75,000	225,000	225,000
Operating Expenses/(Loss)	2,443,363	2,065,453	6,144,123	5,147,716
Income/ (Loss) from Operations	(1,160,384)	(1,585,221)	(2,615,359)	(2,648,257)
Other Non-Operating Income and Expenses
Interest expense	(1,080,512)	(453,139)	(2,476,692)	(1,261,273)
Net Income/(Loss) before Income Taxes	(2,240,896)	(2,038,360)	(5,092,051)	(3,909,530)
Provision for income taxes
Net Ordinary Income/(Loss)	(2,240,896)	(2,038,360)	(5,092,051)	(3,909,530)
Other Income / Expense
Other Income - Other	10,063	3,476	540,410	13,000
Net Income/(Loss)	$(2,230,833)	(2,034,885)	$(4,551,641)	(3,896,531)
Basic and Diluted Loss per Share - Common Stock	$(0.07329)	$(0.29614)	$(0.14953)	$(0.56707)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	30,440,466	6,871,351	30,440,466	6,871,351

Common stock outstanding shares reflect the 1-for-500 reverse stock split that occurred on Apr 13, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the nine months
	ended September 30
	2021	2020

OPERATING ACTIVITIES
Net loss	$(4,551,641)		$(3,896,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-		(127,815)
Depreciation & Amortization Expense	585,931		502,969

Changes in operating assets and liabilities
Accounts receivable	(290,558)		(179,991)
Inventory	(349,512)		(872,658)
Other Current Assets	(254,610)		70,563
Other Assets	6,000
Accounts payable	357,869		1,265,532
Accrued expenses	301,301		294,476
Other Current liabilities	3,937		110,624
Capitalized interest or penalty fees	1,388,155		181,219
Other Changes in Assets
Net Cash Provided by / (Used in) Operating Activities	(2,803,128)		(2,651,613)

INVESTING ACTIVITIES

Receivable - Related
Purchase of equipment, building & improvements & fixed assets	(101,982)		(177,590)
Goodwill and Intangible Assets

Net Cash Provided by / (Used In) Investing Activities	(101,982)		(177,590)

FINANCING ACTIVITIES
Proceeds from notes payable	3,040,631		744,378
Proceeds from notes payable - Related	-
Repayment of notes payable	(413,852)		(194,619)
Repayment of notes payable - Related	(100,083)		(125)
Proceeds from long-term loans	220,728		3,700,936
Repayment of long-term loans	(703,500)		(1,900,000)
Repayment of debt by Shares	(297,000)
Shares Issued for Debt	315,052		122,815
Shares Issued for Services	232,500
Shares Issued For Cash	422,500
Preferred Stocks Issued	(1,000)		5,000
Common Stock Issued In Exchange of Prefered shares	1,000
Prior period adjustment to retained earnings	626,858
Net Cash Provided by / (Used in) Financing Activities	3,343,835		2,478,385

NET INCREASE (DECREASE) IN CASH	438,725		(350,819)
CASH AT BEGINNING OF PERIOD	58,233		315,956

CASH AT END OF PERIOD	$496,959		$(34,861)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest fees	$437,505		$262,822
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$315,052	$

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

The Company applies the provisions of ASC 810 which provides a framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions, or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of September 30, 2021, the Company has $ 0.0 in deferred revenue. As of December 31, 2021, the Company also had $ 0.0 deferred revenue.

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

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of September 30, 2021, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of September 30, 2021, the Company has a cash balance of $496,960 in cash and cash equivalents, compared to $58,234 on December 31, 2020.

Accounts Receivable

As of September 30, 2021, Accounts Receivable are stated at net realizable value of $1,732,180. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2020, the Company wrote off $14,588 of bad debt expense. The Company wrote off $588 of bad debts during the nine (9) months ended September 30, 2021, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods beef, pork, chicken, seafood, all other restaurant related goods, and also includes ice cream, popsicles and the related packaging materials. As of December 30, 2020, the Company had total inventory assets of $1,216,562 consisting of all of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items. As of September 30, 2021, the Company has $1,566,973 in inventories.

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

Identifiable Intangible Assets

As of September 30, 2021, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet) $193,000

Trade Name (Seaport Meat) $449,000

Wholesale Customer Relationships (San Diego Farmers Outlet) $266,000

Wholesale Customer Relationships (Seaport Meat) $2,334,239

Total Identifiable Intangible Assets $3,349,670

Goodwill

Assembled Workforce $21,000

Unidentified Intangible Value $470,000

Total Goodwill $491,000

Total Intangible Assets $3,283,744

Total Accumulated Amortization $449,495

Management does not believe that there is an impairment as of December 20, 2021.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $4,551,641 for the nine (9) months ended September 30, 2021 and has an accumulated deficit of $19,984,766 as of September 30, 2021.

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

4. INVENTORIES

As of September 30, 2021, the Company had inventory assets for a total of $1,566,973. The Company had inventory assets of $1,216,562 as of December 31, 2020.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment on September 30, 2021, and December 31, 2020, consisted of:

	Sept 30, 2021	December 31, 2020
Computers	11,788	$11,788
Office Furniture	23,908	23,908
Building & Improvement	29,673	29,673
Forklift 1	4,533	3,000
Forklift 2	2,871	2,871
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Truck 2018 Hino 155 5347	30,181	30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2019 Hino 155 5680	29,592	29,592
Machinery & Equipment	1,096,522	994,540
Leasehold Improvements	66,932	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(985,263)	(583,810)

	$871,503	$1,169,441

Depreciation and Amortization expenses for the nine (9) months ended September 30, 2021, was $585,931 compared to $505,969 for the same period of September 30, 2020.

6. ACCRUED EXPENSE

As of September 30, 2021, the Company had accrued expenses of $1,180,717 compared to $902,442, for the year-end December 31, 2020.

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

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of September 30, 2021:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$0
A. Masjedi	500,000	6/1/2013	439,875
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000

	$696,000		$481,875

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2022. The balance of the note on September 30, 2021, was $0.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2022. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of September 30, 2021.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2022. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of September 30, 2021.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2022, with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of September 30, 2021.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of September 30, 2021, the outstanding balance under this note was $439,875, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2022, and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of September 30, 2021.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of September 30, 2021:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
Henry Mahgerefteh	144,000	2/15/15	132,678
TRA Capital	106,112	3 loans	125,247
BNA Inv	223,449	6 loans	99,753
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	302,527

PowerUp	168,500	8/7/20	128,500
TysAdco Partners	250,000	3/11/21	1,201,000
LGH Investments	800,000	5/1/21	668,000
PNC, Inc.	850,000	12/19/20	437,500
PPP	509,700	5/20/20	431,000
SBA Loan	309,900	4/1/20	417,600
Dicer	64,678	7/20/20	139,859

TCA Global fund	2,150,000	5/1/18	3,304,745
TCA Global fund 2	3,000,000	12/17/19	7,000,791
	$8,791,633		$14,526,020

Purchase Receivables
	Amount	Issuance Date	Balance
Cap Call	1,000,000	3 loans - 2020	1,392,796
Fox Capital	607,500	12/1/20	650,000
	$1,607,500		$2,042,796

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2025, and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of September 30, 2021.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2025. The note’s maturity date has subsequently been extended to February 1, 2020. The entire balance is owed and outstanding as of September 30, 2021.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2025, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of September 30, 2021.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

Effective September 25, 2020, the Company entered into a settlement agreement with BNA/TRA in the amount of $400,000. The settlement pays as follows October 1, 2020, PACV pays $30,000, November 1, 2020, PACV pays $30,000. On the 1st of every month following $11,500 payment to be made until balance is paid in full. As of September 30, 2021 the note is current.

In March 2021, the Company entered into a financing arrangement with Power Up Lending pursuant to which the Company borrowed a total principal of $257,000 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance as of September 30, 2021, is $128,500.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $302,527, including capitalized interests and penalty fees.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $3,304,745 as of September 30, 2021, which includes capitalized interests.

On December 17, 2019, Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $7,000,791 as of September 30, 2021, which includes capitalized interests.

On May 20, 2020, The Company entered into a SBA loan and SBA PPP note in the amounts of $417,600 and $431,000, respectively as a result of the COVID-19 pandemic. The note is current, and the Company believes that this will be forgiven by the SBA. The standards set forth for forgiveness have been met and exceeded to order to obtain forgiveness by the SBA. The Company’s forgiveness application is pending.

On July 20, 2020, Seaport Group Enterprises LLC entered a note in the amount of $64,678.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $1,500.00. As of September 30, 2021, the note is current.

On December 8, 2019, The Company entered into a settlement agreement on the Seller Carryback note with PNC Inc in the amount of $700,000. The payment schedule calls for $200,000 payment that was made in July and $61,500 every quarter for a period of two years. As of September 30, 2021, the note is current.

In September 2020, Seaport Group Enterprises LLC entered into a revenue based factoring agreement with Cap Call and received an aggregate of $500,000 CAP Call (less origination fees of $15,000) in exchange for $650,000 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make weekly payments equal to $21,500 for 30 weeks. The Company received net proceeds of $485,000. Payments are current.

In September 2020, Seaport Group Enterprises LLC entered into a revenue based factoring agreement with Cap Call and received an aggregate of $500,000 Fox Business(less origination fees of $15,000) in exchange for $650,000 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make weekly payments equal to $21,500 for 30 weeks. The Company received net proceeds of $485,000. Payments are current.

In the second quarter 2021, The Company entered into a note with Tysadco Partners in the amount of $1,300,000. The note can be repaid in cash or converted common stock or a combination of both. Balance of the note is $1,201,000. As of September 30, 2021, the note is current.

In May of 2021, The Company entered into a note with LGH Financial in the amount of $500,000. The note can be repaid in cash or converted common stock or a combination of both. As of September 30, 2021, the note is current.

As of September 30, 2021, the Company had short-term notes payable of $1,659,580 and long-term notes payable of $13,348,315. The Company had purchase receivables of $2,042,796.

10. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 4,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of December 31, 2019, there were 5,000,000 shares of Series E Preferred Stock issued and outstanding. Additionally, Company has designated 10,000 shares of Series F Preferred Stock and 10,000 shares of the Series F Preferred Stock are issued and outstanding. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion.

From January 1, 2021, through September 30, 2021, the Company issued 13,569,115 shares of its common stock.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.498 par value per share. Holders of common stock have one vote per share. As of September 30, 2021, and the same period in 2020, there were 30,440,466 and 6,871,351 shares of the Company’s common stock issued and outstanding, respectively.

On April 13, 2020, the Company effected a 500 for 1 reverse split of its common stock. The number of authorized common shares remained 900,000,000.

The following table represents S1 investments and issuances:

S1 Issuances	Investment	Shares issued	Cost Basis	Date

Tysadro Partners	200,000	571,428	0.35	20-Aug
Tysadro Partners	100,000	285,714	0.35	23-Sep
Trillium	50,000	150,000	0.35	9-Sep
Vision	70,000	200,000	0.35	9-Sep

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

Seaport Group Enterprise LLC is located at 2533 Folex Way, Spring Valley CA 91978, where they occupy an aggregate of approximately 12,000 square feet pursuant to the lease. The 5-year leases are on an annual basis starting at a monthly rate of $15,145.00 per month.

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

Concentration Risk

The Company is potentially subject to concentration risk in its sales revenue and from a major supplier of g ods for sale.

Major Customer

The Company has one major customer that accounted for approximately 41% and $11,849,787of sales for the nine months ended September 30, 2021. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 31% and $8,501,868 of cost of sales for the nine months ended September 30, 2021. The Company expects to maintain this relationship with the vendor.

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

On November 9, 2021, the Small Business Administration forgave Seaport Group Enterprises PPP loan in the amount of $431,000.00. So the Company’s long term debt has been reduced by this amount.

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

Description of the Business Operations of Snöbar Holdings

Snöbar Holdings is the trustor and sole beneficiary of the Trust. The Trust owns 100% of the shares of IPIC. IPIC is the owner of liquor licenses and the trade name “SnöBar” .

IPIC is a food, beverage and alcohol distribution company who has sold alcohol-infused ice cream and ice-pops and holds all of the rights to the liquor licenses to sell such products and trade names “SnöBar”. IPIC is initially marketing two products: SnöBar alcohol infused ice pops, and SnöBar alcohol infused ice cream and sorbet. SnöBar ice pops are original frozen alcohol beverage bars, similar to popsicles on a stick, but made with premium liquor such as premium tequila and vodka and are currently manufactured in three flavors, Margarita, Cosmopolitan and Mojito. The alcohol freezing technology used to produce these beverage bars can be applied to almost any alcohol type and mixture, presenting significant market potential and an almost unlimited variety of flavors and employment of premium brands. Each ice pop is the equivalent of a full cocktail.

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

Seaport Meat Company manufactures and wholesales custom processed beef, pork, chicken, lamb, veal, and seafood. In addition, they are redistributors of a wide variety of dry goods, frozen foods, disposables, and janitorial products. Their sales, distribution and finance processes are very efficient and can be expanded to add new product lines, including fresh produce and dairy

In 2021, the California COVID-19 restrictions have eased up on the restaurants and dining facilities. The Company has seen an increase in sales and our third quarter revenue has already exceeded our 2020 year-end revenue. The Company has managed to retain all new customers and seen the return of large customers such as PetCo Park (San Diego Padres Stadium) and the LA and San Diego County Fairs.

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

Seaport was able to maintain the historical average of the prior year’s revenues but did share the burden of the pandemic and incurred a net loss because of this decrease in demand.

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

Results of Operations

Nine Months ended September 30, 2021, as Compared to Nine Months Ended September 30, 2020

Revenues — The Company recorded $30,507,410 sales revenue for the nine months ended September 30, 2021, as compared to $22,929,026 for the same period of September 30, 2020. The Company had $1,566,973 inventory of saleable merchandise as of September 30, 2021, as compared to $1,216,562 for the period ending December 31, 2020.

Operating Expenses — Total cash used in operating expenses for the nine months ended September 30, 2021, was $2,803,128 as compared to $2,651,613 in the same period in, 2020, due to increased operating activities during the period ended September 30, 2021, and an increase in salaries and wages.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the nine months ended September 30, 2021, increased to $4,172,571 from $3,636,326 in the same period in 2020, which was due to an increase in various expenses and business expansion.

Marketing and Advertising Expenses – Marketing and advertising expenses for the nine months ended September 30, 2021, was $241,110 compared to $27,698 on September 30, 2020.

Professional fees – Professional fees expense for the nine months ended September 30, 2021, was $919,510, which includes accounting, legal fees and consulting services compared to $752,723 during the same period in 2020.

Depreciation and Amortization Expenses — Depreciation and Amortization expenses for the nine months ended September 30, 2021, and 2020 was $585,931 and $505,969, respectively.

Salaries and Wages — Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the nine months ended September 30, 2021, was $1,437,656, as compared to $1,197,218 for the prior same period.

Other Non-Operating Income and Expenses — For the nine months period ended September 30, 2021, the Company recorded interest and penalty expenses in the amount of $2,476,692 for a non-operating loss in the same amount. In the nine months ended September 30, 2020, the Company recorded other non-operating expenses of $1,261,273 in interest expense for a non-operating loss in the same amount.

Net Loss — Net loss for nine months ended September 30, 2021, was $4,551,641, as compared to net loss of $3,896,531 for the nine months ended September 30, 2020.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2021, the Company had a working capital deficit of $4,287,357, consisting of $496,959 in cash, $1,504,545 in accounts receivable, $1,556,973 in inventory, $483,688 in other assets and $16,845 in deposits, offset by accounts payable $3,211,128, accrued expenses of $1,180,717, equipment of $67,147, $3,702,376 in the current portion of notes payable and $195,000 in other current liabilities.

For the nine months period ended September 30, 2021, the Company used $2,803,128 of cash in operating activities, used $101,982 for investing activities and obtained $3,343,835 cash from financing activities, resulting in an increase in total cash of $438,725 and a cash balance of $496,959 for the period. For the nine months period ended September 30, 2020, the Company used cash of $2,651,613 in operating activities, used cash of $177,590 for investing activities and obtained cash of $2,478,385 from financing activities, resulting an decrease in cash of $350,819 and a cash deficit balance of $34,861 at the end of such period.

Total current assets as of September 30, 2021, was $4,069,011, while current liabilities were $8,356,369. The Company has incurred an operating loss of $4,551,641 for the nine months period ended September 30, 2021, largely due the increase in operating expenses, business expansion and increase in interest and penalty fees. During the nine months period ended September 30, 2021, the Company had an accumulated deficit of $19,984,766. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of September 30, 2021		As of Dec 31, 2020
	$ Current	$Long-Term	$ Current	$ Long Term
Notes Payable	1,219,705	13,306,315	1,531,858	10,541,853

Notes Payable - Related	439,875	42,000	437,995	42,000
	$1,659,580	$13,348,315	$1,969,853	$10,583,853

Total Notes Payable for related and unrelated parties increased by $2,454,190 from the fiscal year ended December 31, 2020, from $12,553,706 to $15,007,896 in the nine months period ended September 30, 2021.

As of September 30, 2021, total stockholders’ equity deficit increased to $13,463,853 from $10,512,919 as of December 31, 2020. Accumulated deficit increased from $16,063,780 in the fiscal year ended December 31, 2020 to $19,984,766 for the nine months period ended September 30, 2021.

As of September 30, 2021, the Company had a cash balance of $496,959 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist on September 30, 2021:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors or officers which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations. Expect for Mr. Shenkman, who filed for Chapter 11 business bankruptcy in 2010, which was dismissed in May 2012, none of our directors or officers have filed for or have been affiliated with any company that has filed for bankruptcy within the last ten years.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2021, the Company issued 13,569,115 shares of its common stock.

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

PACIFIC VENTURES GROUP, INC.

Date: November 15, 2021	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

