Form 10-K
period 2021-12-31
Pacific Ventures Group, Inc.
filed 2022-04-11
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.4988 par value per share

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of December 31, 2021 was approximately $134,256. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock, and the value was calculated based the number of shares held as of December 31, 2021.

As of December 31, 2021, the registrant had 39,126,293 shares of common stock outstanding, $0.001 par  value.

i

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

Forecasts and other forward-looking information obtained from these sources involve risks and uncertainties and are subject to change based on numerous factors, including those discussed under “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

ii

PART I

ITEM 1.	BUSINESS

Unless the context requires otherwise or unless otherwise stated, references to “our Company,” “Pacific Ventures,” “PACV,” “we,” “us,” “our” and similar references refer to Pacific Ventures Group, Inc. and its consolidated subsidiaries.

Our Company

We strive to be one of America’s great meat processors  and a leading foodservice distributor in the Southwest. Built through organic growth and acquisitions, we trace our roots back over 30 years to a number of heritage companies with long legacies  in food innovation and customer service.

We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of Best Foods at Best Prices which is centered on providing customers with the innovative products business support they need to operate their businesses profitably.

We supply approximately 400 customer locations in the Southwest . These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities, and retail locations. We provide more than 3,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from multiple suppliers. Our sales associates manage customer relationships at local and regional levels. Our distribution facilities and fleet of approximately 15 trucks allow us to operate efficiently and provide high levels of customer service.

Our Industry

America’s food distribution industry has a large number of companies competing in the space, including local, regional, and national foodservice distributors. Foodservice distributors typically fall into three categories, representing differences in customer focus, product offering, and supply chain:

●	Broadline distributors which offer a “broad line” of products and services;

●	System distributors which carry products specified for large chains; and

●	Specialized distributors which primarily focus on specific product categories (e.g., meat or produce) or customer types.

Given our mix of products and services, we are considered a broadline distributor. A number of adjacent competitors also serve the food distribution industry, including cash-and-carry retailers, commercial wholesale outlets, commercial website outlets, and grocery stores. Customer buying decisions are based on the assortment of product offered, quality, price, and service levels.

There are several important dynamics affecting the industry, including:

●	Evolving consumer tastes and preferences. Consumers demand healthy and authentic food choices with fewer artificial ingredients, and they value locally-harvested and sustainably-manufactured food and packaging products. In addition, many ethnic food offerings are becoming more mainstream as consumers show a greater willingness to try new flavors and cuisines. Changes in consumer preferences create opportunities for new and innovative products and for unique food away from home destinations. This, in turn, is expected to create growth, expand margins, and produce better customer retention opportunities for those distributors with the flexibility to balance national scale and local preferences.

●	Generational shifts with millennials and baby boomers. Given their purchasing power and diverse taste profiles, millennials, Generation Z and baby boomers will continue to significantly influence food consumption and the food away from home market. According to recent U.S. Census Bureau statistics, there were 89 million individuals born between 1982 and 2002 in the U.S., making millennials and Generation Z the largest demographic cohorts . When it comes to food, millennials and Generation Z are open-minded and curious, and willing to seek out new flavors, dining experiences and diverse menu offerings, while also demanding customization, convenience and sustainable products. Independent restaurants are well positioned to capitalize on these preferences. As millennials’ and Generation Z’s disposable income increases, we believe this demographic will be key to driving growth in the broader U.S. food industry. We also expect that baby boomers will continue to shape the industry as they remain in the workplace longer, which is expected to prolong their contribution to food away from home expenditures.

Our Business Strategy

Our Best Foods at Best Prices strategy is built on a differentiation focus in product assortment, customer experience and innovation. Through this strategy, we also serve our customers as consultants and business partners, bringing our customers personalized solutions and tailoring a suite of innovative products and services to fit each customer’s needs.

The Best Foods Portion of our strategy features more than 500 products that are sustainably sourced or contribute to waste reduction. Our private brand portfolio is guided by a spirit of innovation and a commitment to delivering superior quality products and value to customers. While we offer products under a spectrum of private brands, and at different price points, all are designed to deliver quality, performance and value to our customers.

Best Prices is aimed at providing operators reliability and flexibility in our service model supported by tools and resources to support them in running their businesses. This means on-time and complete orders and customer choice via the multi-channel offering we have to serve our customers.

Acquisitions have also historically played an important role in supporting the execution of our growth strategy.

Products and Brands

We have a broad assortment of products and brands designed to meet customers’ needs. In many categories, we offer products under a spectrum of private brands based on price and quality covering a range of values and qualities.

Suppliers

We purchase from approximately 600 individual suppliers. Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional and local suppliers support targeted geographic initiatives and private label programs requiring regional and local distribution.

Seasonality

Our business does not fluctuate significantly from quarter to quarter and, as a result, is not considered seasonal.

Government Regulation

As a marketer and distributor of food products, we are subject to various laws and regulations. A summary of the laws and regulations is provided below.

Food Handling and Processing

We are subject to various laws and regulations relating to the manufacturing, handling, storage, transportation, sale and labeling of food products, including the applicable provisions of the Federal Food, Drug and Cosmetic Act, Bioterrorism Act, Food Safety Modernization Act, Federal Meat Inspection Act, Poultry Products Inspection Act, Perishable Agricultural Commodities Act, Country of Origin Labeling Act, and regulations issued by the U.S. Food and Drug Administration (“FDA”) and the U.S. Department of Agriculture (“USDA”).

Our distribution facilities must be registered with the FDA and are subject to periodic government agency inspections by federal and/ or state authorities. We have a number of processing facilities for certain meat, poultry, seafood and produce products. These units are registered and inspected by the USDA (with respect to meat and poultry) and the FDA (with respect to produce and seafood) as applicable.

We also distribute a variety of non-food products, such as food containers, kitchen cleaning materials, and are subject to various laws and regulations relating to the storage, transportation, distribution, sale and labeling of those non-food products, including requirements to provide information about the hazards of certain chemicals present in some of the products we distribute.

Employment

The U.S. Department of Labor and its agencies, the Employee Benefits Security Administration, the Occupational Safety and Health Administration (“OSHA”), and the Office of Federal Contract Compliance Programs, regulate our employment practices and standards for workers. We are also subject to laws that prohibit discrimination in employment based on non-merit categories, including Title VII of the Civil Rights Act and the Americans with Disabilities Act, and other laws relating to accessibility. Our workers’ compensation self-insurance is subject to regulation by the jurisdictions in which we operate.

Our facilities are subject to inspections under the Occupational Safety and Health Act related to our compliance with certain manufacturing, health and safety standards to protect our employees from accidents. We are also subject to the National Labor Relations Act, which governs the process for collective bargaining between employers and employees and protects the rights of both employers and employees in the workplace.

Trade

For the purchase of products produced, harvested or manufactured outside of the U.S., and for the shipment of products to customers located outside of the U.S., we are subject to certain reporting requirements and applicable customs laws regarding the import and export of various products.

Trademark

IPIC sells the SnöBar products under a number of trademarks, brand names and trade names that are important to its continued success. The SnöBar brand is fully trademarked within the United States. IPIC’s business could be adversely affected by the loss of any major brand or by material infringement of its intellectual property rights. The SnöBar products are also subject to intellectual property risks because existing trademark laws offer only limited protection, and the laws of some countries in which the SnöBar products are or may be developed, manufactured or sold may not fully protect the SnöBar products from infringement by others .

Ground Transportation

The U.S. Department of Transportation and its agencies, the Surface Transportation Board, the Federal Highway Administration, the Federal Motor Carrier Safety Administration, and the National Highway Traffic Safety Administration, regulate our fleet operations through the regulation of operations, safety, insurance and hazardous materials. We must comply with the regulations promulgated by the Federal Motor Carrier Safety Administration, including those relating to drug and alcohol testing and hours of service for our drivers. Matters such as weight and dimension of equipment also fall under U.S. federal and state regulations.

Environmental

Our operations are subject to a broad range of U.S. federal, state, and local environmental laws and regulations, as well as zoning and building regulations. Environmental laws and regulations cover a variety of procedures, including appropriately managing wastewater and stormwater; complying with clean air laws, including those governing vehicle emissions; properly handling and disposing of solid and hazardous wastes.

Human Capital Management

Compensation and Benefits

We strive to make a positive difference in the lives of our associates. We are committed to compensation and benefits that respect and reward our associates for their dedication and hard work. All of our exempt associates participate in our incentive plans, which provides eligible associates with cash bonus opportunities based upon the Company’s achievement of financial and other key performance metrics. Under our long-term incentive plan, we grant equity compensation awards, such as stock options, restricted stock units and performance awards, which vest over a period of time, to eligible associates in order to attract and retain key personnel, strengthen their commitment to the welfare of the Company and align their interests with those of our stockholders.

Recruiting, Training and Development

Our ability to attract, develop and retain high-performing associates is crucial to our success, from building trusting relationships with our customers to timely and accurately preparing and delivering orders. In 2021, in response to the challenging job market, we initiated a program to train interested warehouse associates to become commercial driver’s license (“CDL”) Class C delivery drivers. Additionally, through training, mentoring, e-learning and on-the-job development, we help associates at all levels learn and grow, while building a pipeline of diverse talent.

Diversity and Inclusion

As a company, we are committed to building a diverse and inclusive workforce and hiring the best talent that reflects the customers and communities we serve. We believe our success relies upon a diverse and dynamic workplace built upon our Cultural Beliefs, which define how we live and create an equitable environment where all our associates can grow and thrive. Our diversity and inclusion strategy consists of three strategic focuses:

●	Creating a more inclusive work environment where everyone feels safe and valued and their voices matter;

●	Increasing the diversity of our workforce and leaders by investing in programs to build a diverse talent pipeline and accelerate the development of diverse associates; and

●	Supporting diverse communities and businesses by enhancing our outreach and sharing who we are and what we stand for.

Health and Safety

During fiscal years 2020 and 2021, in response to the COVID-19 pandemic, we implemented, and continue to maintain, protocols and enhanced safety measures to protect the health and safety of our associates and customers. We continue to proactively monitor guidance and requirements from the Centers for Disease Control (“CDC”), OSHA and various other federal, state and local authorities and public health agencies and adjust our protocols and safety measures as appropriate to help mitigate the impact of the pandemic on our associates and customers.

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

On May 1, 2018, Royalty Foods Partners, LLC – a Florida Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc. – acquired 100% of the assests of San Diego Farmers Outlet, Inc. (SDFO), a California Corporation. San Diego Farmers Outlet was started in over thirty-five years ago to provide primarily restaurants customers in southern California’s three largest counties with quality food, produce, and dairy and does business under the names of Farmers Outlet and San Diego Farmers Outlet.

On August 20, 2019, Seaport Group Enterprises, LLC— a California Limited Liability Corporation was formed, and it is a subsidiary of Pacific Ventures Group, Inc.

On December 17, 2019, Seaport Group Enterprise LLC, acquired 100% of the assets of PNC Inc. (the “Seller”) DBA Seaport Meat Company. Pursuant to the Asset Purchase Agreement as Amended.

The assets acquired consist of assets and rights that belong to the Seaport Meat Company that are used in or pertain to the business and all necessary to operating the business as its currently being operated.

Our principal executive office is located at 117 West 9th Street, Suite 316, Los Angeles, California. Our main telephone number is (310) 392-5606.

Employees

As of December 31, 2021 Pacific Ventures comprised five employees who manage the affairs of the parent corporation and the operations of its subsidiaries. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests. Seaport Group Enterprises LLC has 67 employees. Royalty Foods Partners LLC has 15 employees.

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

Our success depends on certain key personnel , including Shannon Masjedi

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

We are dependent on one customer for the majority of our Total Sales Revenue .

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

We are reliant on one key supplier who may fail to deliver our products according to schedules, prices, quality, and volumes that are acceptable to us .

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

As noted in our consolidated financial statements, we had an accumulated stockholders’ deficit of $21,235,728 and recurring losses from operations as of December 31, 2021. Our net loss for the fiscal year ended December 31, 2021 was $5,557,679. We also had a working capital deficit of approximately $5,287,673 as of December 31, 2021. We intend to fund operations through raising additional capital through debt financing and/or equity issuances and increased lending activities which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2021. We are continuing to seek additional funds to finance our immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audit report for the fiscal years ended December 31, 2021 and 2020 contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to remain operational for an indefinite period of time.

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

Some of these factors are outside of our control. We will require an additional capital infusion in order to expand the marketing of our alcohol-infused popsicles and ice cream to 40 states. Such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and market our alcohol-infused products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or marketing of one or more of our products or product candidates or curtail our operations, which will have a Material Adverse Effect on our business, operating results and prospects.

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

We operate in a highly regulated area .

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

A decline in economic conditions in the United States or in other regions of the world could lead to a decrease in discretionary consumer spending, which in turn could adversely affect all businesses. In addition, an increase in price levels generally, or in product availability a global change in the economy could affect our business .

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. As a result of these fluctuations, financial planning and forecasting may be more difficult and comparisons of our operating results on a period-to-period basis may not necessarily be meaningful. Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. Each of the risk factors described in this “Risks Related to Our Business” section, and the following factors, may affect our operating results:

●	our ability to continue to attract clients for our services and products;
●	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;
●	our focus on long-term goals over short-term results;
●	the results of our investments in high risk products;
●	general economic conditions and those economic conditions specific to our industries;
●	changes in business cycles that affect the markets in which we sell our products and services; and
●	geopolitical events such as war, threat of war or terrorist actions, including, but not limited to the Ukraine crisis, the result of which is likely to be continued higher fuel costs and lack of availability of certain commodities, which we use.

Current global economic challenges may continue, and a recovery may be slow or reverse, adversely impacting our results of operations, cash flows and financial condition.

Stable economic conditions globally, including strong employment, consumer confidence and credit availability, are important not only to the basic health of our consumer markets, but also to our own financial condition. There are presently significant challenges in the global economy, including high unemployment rates, low consumer confidence, record budget deficits and levels of government debt, and fragile credit and housing markets. In addition, instability in the COVID environment in ALL parts of the world and other disruptions, may continue to put pressure on global economic conditions. As a result, consumers’ increased price consciousness may endure, which may affect consumers’ willingness to pay for premium brands as well as the overall level of consumption of products particularly in bars, restaurants, nightclubs and other public environments. Furthermore, our suppliers and customers could experience cash flow problems, increased costs or reduced availability of financing, credit defaults, and other financial hardships. These factors may increase our bad debt expense, cause us to reduce the levels of unsecured credit that we may provide to customers and otherwise adversely impact our results of operations, cash flows and financial condition. A prolonged global economic stagnation may impact our access to capital markets, result in increased interest rates on debt that we may take on to expand operations and weaken operating cash flow and liquidity. Decreased cash flow and liquidity could potentially impact our ability to finance operations.

Demand for our products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in travel, vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to our products or cause a shift in consumer preferences toward alternatives. In addition, concerns about health issues relating to a dietary effect, regulatory action or any litigation against companies in the industry may have an adverse effect on our business. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations. While we devote significant focus to the development of new products, we may not be successful in their development, or these new products may not be commercially successful. In addition, global economic conditions or market trends could cause consumer preferences to trend away from our products and look for alternatives, which may also adversely impact our results of operations and cash flows.

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

Statements in this Quarterly Report on Form 10-K (this “Annual Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are several risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to several factors. First, as noted above, our common stock is sporadically and thinly traded. Because of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously if a large number of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. Because of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain their current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

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

Shannon Masjedi, our majority stockholder, director and executive officer, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In particular, because our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and a director, Shannon Masjedi, who owns 10,130,454 shares of our common stock and 4,000,000 shares of Series E Preferred Stock (with 10 votes per share), and 10,000 Series F Preferred Stock (Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion).

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

As of December 31, 2021, there were no unresolved SEC comments issued to the Company.

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

On or about November 23, 2020, in action in San Diego Supreme Court was filed against San Diego Farmers Outlet and Pacific Ventures Group. In the case, plaintiff seeks an award of damages in the sum of $41,168.00. The parties are engaged in ongoing settlement discussions. In the meantime, the Company intends to contest the allegations against it vigorously. Except as set forth above, we are unable to estimate the likelihood of an unfavorable outcome in the case or estimate the amount owed range of potential loss at this time .

On or about December 8, 2021, Pacific Ventures Group and tradigital marketing entered arbitration. In this case tradigital the plaintiff is seeking $35,500 for invoices for services allegedly preformed. Pacific Ventures Group presented counterclaims that include no services were rendered on the part of tradigital and in fact that Pacific is intitled to a full refund in the amount of $28,500. Except as set forth above, we are unable to estimate the likelihood of an unfavorable outcome in the case or estimate the amount owed range of potential loss at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Pacific Ventures’ Common Stock is quoted on the OTC Pink Market, under the symbol “PACV

Number of Holders

On December 31, 2021, the Company had approximately 294 stockholders of record and 31,619,142 shares of common stock issued and outstanding.

Dividends

Since its inception, the Company has paid dividends one time in n 2018 to its share holds in the form of common stock but does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued a total of 14,747,791 of its common stock. This comprised of 4,747,791 for various investors for cash, debt conversion and other considerations including services. On August 30, 2021, Shannon Masjedi converted 1,000,000 of her Series E preferred shares in exchange for 10,000,000 restricted common shares .

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

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters Securities Authorized for Issuance Under Equity Compensation Plans.”

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2021 and 2020 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

The following discussion and analysis is intended to help the reader understand the Company, our financial condition and results of operations and our present business environment. It should be read together with our consolidated financial statements and related notes contained elsewhere in this Annual Report. The following discussion and analysis contain certain financial measures that are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). We believe these non- GAAP financial measures provide meaningful supplemental information about our operating performance and liquidity. Information regarding reconciliations of and the rationale for these measures is discussed in “Non-GAAP Reconciliations” below.

COVID-19

Our operations, our industry and the U.S. economy continue to be disrupted by the COVID-19 pandemic and related supply chain disruptions and labor shortages. The timing and extent of the economic recovery from the COVID-19 pandemic is dependent upon many factors, including the rate of vaccination, the emergence and severity of COVID-19 variants, the continued effectiveness of the vaccines against those variants, the frequency of booster vaccinations and the duration and implications of continued restrictions and safety measures.

Impact of COVID-19 on Our Business

We continue to actively monitor the impacts of the COVID-19 pandemic on all aspects of our business including related actions taken by government authorities. We saw improvement in Net sales and total case volumes during fiscal year 2021 coinciding with declining infection rates and loosening of indoor dining restrictions and other safety measures.

Economic and operating conditions for our business have improved in each quarter of 2021 as compared to the fourth quarter of 2020. However, uncertainty around the pandemic persists and, as a result, we and the industry may continue to face pandemic-related challenges, such as the recent Omicron variant and related case increases, as the recovery continues, such as constraints on the availability of product supply, increased product and logistics costs, labor shortages, inflation and shifts in the buying patterns of our customers. Therefore, we are unable to predict the duration and extent to which the pandemic will continue to impact our results of operations. We are optimistic about the long-term prospects for our business

Operating Metrics

Case growth—Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.

Organic growth—Organic growth includes growth from operating business that has been reflected in our results of operations for at least 12 months.

Overview 2018; On May 1, 2018, Royalty Foods Partners, LLC – a Florida Limited Liability Corporation and a subsidiary of Pacific Ventures Group, Inc. – completed an asset acquisition of San Diego Farmers Outlet, Inc. (SDFO), a California Corporation. San Diego Farmers Outlet was started in over thirty-five years ago to provide primarily restaurants customers in southern California’s three largest counties with quality food and produce and does business under the name of Farmers Outlet and San Diego Farmers Outlet.

Farmers Outlet provides a wide array of products to serve customers of all types. However, they do have a niche in providing fresh produce and food products. Farmers Outlet provides specialty produce that the larger distributors do not carry on a daily basis. Unlike some larger distributors who make their customers receive products on a day and time convenient to the distributor, Farmers Outlet delivers daily and pays attention to what the customer wants. Farmers Outlet added products to meet the needs of Restaurants, Hotels, Food Trucks, and Caterers

Unlike some larger distributors who make their customers receive products on a day and time convenient to the distributor, SDFO delivers daily and pays attention to what the customer wants. Farmers Outlet added products to meet the needs of Restaurants, Hotels, Food Trucks and Caterers. Free delivery was added to demonstrate that Farmers Outlet had customers interest first in mind.

Overview 2019; During the 2019 fiscal year, the Company completed acquired 100% of assets of Seaport Meat Company, (Seaport Meat), a California Corporation with over thirty (30) years in business servicing restaurant and retail, and institutional customers in Southern California and Arizona. Seaport Meat is a USDA meat processing plant that supplies quality meats, seafood, dry goods, dairy and produce. Seaport Meat Company operates a distribution and manufacturing facility in Spring Valley, California their 12,000 square foot facility is HACCP-compliant and is a USDA Licensed processing facility with on-site daily inspections. HACCP is a management system in which food safety is addressed through the analysis and control of biological, chemical, and physical hazards from raw material production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Having a USDA certified facility allows consumers to be confident that the Food Safety and Inspection Service (FSIS), the public health agency in the USDA, ensured that meat and poultry products are safe, wholesome, and correctly labeled and packaged

The Company’s customers range from a wide variety of restaurants, including many well known in Southern CA, to institutions, schools (UCSD, SDSU, etc.) and re-distributors such as US Foods and Sysco as well as to local distributors. They supply wholesale food and restaurant supplies to San Diego, Los Angeles, Orange and Riverside and offer same day service. In addition, they have clients in Arizona and Colorado that come to their facility to pick up their orders.

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

Overview 2021—

Our sales and gross profit performance can be influenced by multiple factors, including price, volume, customer mix, product mix and the impact of the COVID-19 pandemic. The biggest factor affecting performance in fiscal 2021 was the COVID-19 pandemic and the slow reopening of restaurants and other food service industries. The restaurant sector of our business, however, had nearly achieved full recovery as of the fourth quarter of fiscal 2021, as local sales volumes have exceeded fiscal 2019 volume levels. We are experiencing especially strong results from independent customers. The Company has increased market share in this rapidly expanding market. Sales growth has continued into the first quarter of fiscal 2022.

The return of robust customer demand has created pressure on us and our industry for available product supply in select categories. Our supplier partners are struggling with meeting the demand of the Company’s orders, and certain product categories remain in short supply. We believe that the Company is performing better than the industry at large in delivering what we refer to as customer fill rate, but we are performing below our historical performance standards. Our management teams are working closely with current suppliers and actively sourcing incremental supply from new suppliers, and we are working with our sales teams to offer product substitutions to our customers. In the current operating environment, we are experiencing a tight labor market, particularly with our warehouse and driver positions. This is resulting in cost pressures, as we adopt mostly temporary wage actions, such as hiring bonuses, referral bonuses, and even retention bonus programs. We are working aggressively to fill open positions and improve productivity to offset cost increases.

Strategy

In Fiscal Year 2022, the Company’s strategy is focused on:

●	incrementally increase sales and profitability of San Diego Farmers Outlet (SDFO) and Seaport Meat Company.
●	expanding Snöbar production and distribution
●	acquisition of food production or distribution companies that are synergistic with SDFO and Seaport Meat Company.

Seaport is looking to imrove the current processing line and add and upgrade to a more efficient and automated processing line. This will allow Seaport to operate more efficiently and reduce the amount of overtime hours on the production line. Seaport plans to increase its customer base.

We plan to grow SDFO’s wholesale business by expanding its delivery territory from 40 miles to a 75-mile radius and add to the current fleet of delivery trucks. The Company has already begun marketing to new restaurants in the area, most notably Asian and Italian restaurants, and have let restaurants know that SDFO can deliver the finest produce in market.

We plan to relaunch Snöbar production and distribution by partnering with third-party manufacturers and co-packers, and with third-party distributors that can sell Snöbar products to high-end restaurants, resorts, cruise lines and hotels worldwide. Initially, the focus will be on establishing major accounts in four core markets consisting of Southern California, Phoenix, Las Vegas and Miami. The larger vision is to sell products in grocery stores such as Kroger, Wal-Mart and others, and thereafter to begin a national marketing program to all U.S. retailers. It is essentially a top-down marketing plan where products are placed with the largest retailer then trickle down to the smallest seller in each market area

We plan to grow through acquisitions of similar meat and food processing/distributing companies located within the Southwest. Our company has identified and are currently speaking with a few key opportunities.

We plan to acquire food production and distribution businesses that will help the Company grow its food, beverage and alcohol-related products businesses. We continue to engage in preliminary discussions with potential investors in order to properly fund potential acquisitions, however, there are no assurances that the required funding will be available on terms acceptable to us, or at all.

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Annual Report and in the notes to the Company’s consolidated financial statements included elsewhere herein, we have incurred operating losses, and as of December 31, 2021 and 2020, we have accumulated deficit of $21,235,728 and $16,063,780 respectively. For the year ended December 31, 2021, we have a working capital deficiency of $5,287,673. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2021 and 2020 regarding concerns about our ability to continue as a going concern.

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

Revenue Recognition; We are generating substantially all our revenue from the domestic sale of fresh produce, meat, and other food related products. Farmers Outlet and Seaport Meat specialty food products that the larger distributors do not carry on a daily basis. Our customers comprise of redistributors, restaurants, hotels, schools, and nursing homes just to name a few. , Sales revenues are generally recognized when the products are shipped or delivered to the customers, net of discounts, returns and allowance and collectability is reasonably assured.

Concentrations of Credit Risk; Cash held in banks: we maintain cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. We have not experienced any losses in such accounts.

Accounts Receivable (AR): AR as at the years-ended December 31, 2021 and 2020, were $1,402,334 and $1,213,991, respectively. Historically, customer accounts typically are collected within a short period of time and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Results of Operations

Year ended December 31, 2021, as compared to the year ended December 31, 2020

Revenues and Cost of Goods Sold. Revenue for the fiscal year ended December 31, 2021 increased to $41,991,172 from $30,212,420 during the comparable period as a result of the acquisition of Seaport Meat Company.

Cost of goods sold (“COGS”) is comprised of production costs, shipping, and handling costs. For the fiscal year ended December 31, 2021, we had costs of goods sold of $37,139,454, as compared to $26,857,783 in the comparable period ended December 31, 2020. The percentage of COGS against sales was 88.45% in the fiscal year ended December 31, 2021 compared to 88.89% in the fiscal year ended December 31, 2020.

Operating Expenses. Our Selling, General and Administrative (“SG&A”) expenses consist of sales and marketing, professional services, rents, and general office expenses (including wages for non-officer personnel). During the fiscal year ended December 31, 2021 our SG&A expenses increased to $5,933,273 from $5,077,008 in the comparable prior period, an increase of $856,265. These increases were the result of increases in general office expenses, professional services and marketing expenses. On December 31, 2021, total general office expense was $5,933,273, marketing expenses was $286,752 and professional fees was $1,144,959. Amortization and depreciation expenses decreased from $696,144 to $602,987 for the fiscal years December 31, 2020 and December 31, 2021, respectively.

Total operating expenses for the fiscal year ended December 31, 2021 were $8,267,970 representing an increase of $1,235,687, as compared to $7,032,283 for the comparable prior period ended December 31, 2020.

Other Non-Operating Income and Expenses. Non-operating expenses for the fiscal year ended December 31, 2021 were $3,452,693, consisting all in interest expense compared to a non-operating expense of $2,204,391, consisting of also all in interest expense, in the comparable prior period ended December 31, 2020.

Net Loss. Net loss for the fiscal year ended December 31, 2021 was $5,557,679, a decrease of $304,142 from $5,861,821 in the comparable prior period ended December 31, 2020.

Financial Condition, Liquidity and Capital Resources

Fiscal years ended December 31, 2021 and 2020

As of December 31, 2021, we had a working capital deficit of $5,287,673 comprised of $16,435 in cash and cash equivalents, $1,402,334 of accounts receivable, $1,393,215 inventory assets, other current assets of $283,379 (includes current portion of Rent to Use Asset) and $16,845 in deposits which were offset by accounts payable of $3,475,443, $1,414,526 in accrued expenses, $42,344 in lease payables, $3,218,567 in current note payables and $249,000 in lease liability. For the fiscal year ended December 31, 2021 we used $2,334,760 in operating activities. Cash used in investing activities totaled $55,498, consisting of purchase of equipment, building and improvement and fixed assets. Cash provided in financing activities totaled $2,348,459, consisting of $3,216,460 in proceeds from notes payable and $79,193 of long term notes, $287,110 for debt conversion, $237,500 shares issued for services, $422,500 shares issued for cash, $1,000 for conversion issuance of preferred shares, and $385,731 in prior year adjustments, which is offset with note or loan repayments for $1,076,952, $150,083 and $776,000 for non-related notes, related notes and long-term loans, respectively.

In the comparable prior period in 2020, we had a working capital deficit of $4,589,002 comprised of $58,234 in cash and cash equivalents, $1,213,991 of accounts receivable, $1,216,562 inventory assets, other current assets of $283,379 (includes current portion of Rent to Use Asset) and $16,845 in deposits which were offset by accounts payable of $2,809,136, $902,442 in accrued expenses, $88,417 in lease payables, $3,239,017 in current note payables and $249,000 in lease liability. For the fiscal year ended December 31, 2020, we used $2,327,148 in operating activities. Cash used in investing activities totaled $186,519, consisting of purchase of equipment, building and improvement and fixed assets. Cash provided in financing activities totaled $2,255,943, consisting of $1,532,737 in proceeds from notes payable, $3,246,100 from long term notes, $122,815 for debt conversion, $5,000 for issuance of preferred “E” shares, and $161,592 in prior year adjustments, which is offset with note or loan repayments for $315,349, $29,218 and $2,144,550 for non-related notes, related notes and long-term loans, respectively..

On December 31, 2021, we had cash and cash equivalents of $16,435 as compared to $58,234 on December 31, 2020.

Cash used in operations for the fiscal year ended December 31, 2021 was $2,334,760 as compared to $2,327,148 in the comparable prior fiscal year ended December 31, 2020. Cash used increased by $81,151 between periods.

For the fiscal year ended December 31, 2021, cash used in investing totaled $55,498. We used $186,519 from investing activities in the prior fiscal year ended December 31, 2020.

Cash provided from financing activities on December 31, 2021 was $2,348,459 as compared to $2,255,943 on December 31, 2020.

As of December 31, 2021, we had total current liabilities of $8,399,880 and total liabilities were $22,357,138 as compared to $7,378,012 and $18,706,866, respectively, for December 31, 2020.

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

December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pacific Ventures Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Ventures Group Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $ 21,235,728 and a negative cash flow from operations amounting to $5,557,679 for the year ended December 31, 2021. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Audit Matters

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

Concentration risk

As discussed in Note 12 to the financial statements, The Company is potentially subject to concentration risk in its sales revenue and from a major supplier of goods for sale.

The Company has one major customer that accounted for approximately 42% and $ 16,798,454 of sales for the year ended December 31, 2021. The Company expects to maintain this relationship with the customer. The Company has one major vendor that accounted for approximately 33% and $11,170,593 of cost of sales for the year ended December 31, 2021. The Company expects to maintain this relationship with the vendor.

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

Albert Garcia, CPA

DylanFloyd Accounting & Consulting

We have served as the Company’s auditor since 2016.

Newhall, California

April 08, 2022

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets:
Cash and cash equivalents	$16,435	$58,234
Accounts receivable	1,402,334	1,213,991
Inventory Asset	1,393,215	1,216,562
Other Current Asset	34,379	34,379
Right to Use Asset	249,000	249,000
Deposits	16,845	16,845
Total Current Assets	3,112,207	2,789,011
Fixed Assets
Fixed assets, net	$878,229	$1,169,441
Total Fixed Assets	878,229	1,169,441
Other Assets
Intangible Assets	$3,249,423	$3,468,222
Right to Use Asset	374,002	755,752
Rent & Utilities Deposit	5,520	11,520
	3,628,945	4,235,494

TOTAL ASSETS	$7,619,380	$8,193,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,475,443	$2,809,136
Accrued expenses	1,414,526	902,442
Lease Liability	249,000	249,000
Current portion, notes payable	2,793,169	2,891,023
Current portion, notes payable - related party	425,398	437,995
Current portion, leases payable	42,344	88,417
Total Current Liabilities	$8,399,880	$7,378,012

Long-Term Liabilities:
Notes payable	$13,552,008	$10,541,853
Notes payable - related party	42,000	42,000
Lease Liability	363,250	745,000
Total Long-Term Liabilities	13,957,258	11,328,853

Total Liabilities	$22,357,138	$18,706,866

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,000,000 Series E, issued and outstanding	$4,000	$5,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.4988 par value, 900,000,000 shares authorized, and 31,619,142 issued and outstanding at December 31, 2021, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	15,771,642	8,415,444
Additional paid in capital	(9,277,681)	(2,869,593)
Accumulated deficit	(21,235,728)	(16,063,780)

Total Stockholders’ Equity (Deficit)	$(14,737,757)	$(10,512,919)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,619,380	$8,193,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the period ended
	December 31
	2021	2020

Sales, net of discounts	$41,991,172	$30,212,420
Cost of Goods Sold	37,139,454	26,857,783
Gross Profit	4,851,718	3,354,637
Operating Expenses
Selling, general and administrative	5,933,273	5,077,008
Marketing and Advertising	286,752	45,837
Amortization and Depreciation expense	602,987	696,144
Professional fees	1,144,959	913,293
Officer Compensation	300,000	300,000
Operating Expenses/(Loss)	8,267,970	7,032,283
Income/ (Loss) from Operations	(3,416,252)	(3,677,646)
Other Non-Operating Income and Expenses
Interest expense	(3,452,693)	(2,204,391)
Net Income/(Loss) before Income Taxes	(6,868,945)	(5,882,038)
Provision for income taxes
Net Ordinary Income/(Loss)	(6,868,945)	(5,882,038)
Other Income / Expense
Other Income - Other	1,311,266	20,217
Net Income/(Loss)	$(5,557,679)	(5,861,821)
Basic and Diluted Loss per Share - Common Stock	$(0.17577)	$0.34744

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	31,619,142	16,871,351

 Common stock outstanding shares reflect the 1-for-500 reverse stock split that occurred on Apr 13, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2020 and 2021

	Class A Common Stock		Series E Preferred Stock		Series F Preferred Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Deficit	Equity

Balance, December 31, 2019	570,859,333	$570,033	6,000,000	$6,000		$		$4,847,012	$(10,040,367)	$(4,617,321)

Reverse split on April 13, 2020 for 1-for-500	(569,717,118)
Reverse split adjustment Apr 20, 2020	566
Note conversion								-		-
Shares Issued for Services	5,728,570	2,857,411			10,000		10	(2,729,606)		127,815
Cancelled shares										-
Shares Issued in exchange of preferred E shares	10,000,000	4,988,000	(1,000,000)	(1,000)				(4,987,000)		-
Prior Period Adjustment									(161,592)	(161,592)
Net loss for the year ended December 31, 2020									(5,861,821)	(5,861,821)

Balance, December 31, 2020	16,871,351	$8,415,444	5,000,000	$5,000	10,000		$10	$(2,869,593)	$(16,063,780)	$(10,512,919)

Shares Sold for Cash	2,207,142	1,100,922						(678,422)		422,500
Note conversion	2,040,054	1,017,579						(730,469)		287,110
Shares Issued for Services	500,595	249,697						(12,197)		237,500
Cancelled shares										-
Shares Issued in exchange of preferred E shares	10,000,000	4,988,000	(1,000,000)	(1,000)				(4,987,000)		-
Prior Period Adjustment									385,731	385,731
Net loss for the year ended December 31, 2021									(5,557,679)	(5,557,679)

Balance, December 31, 2021	31,619,142	$15,771,642	4,000,000	$4,000	10,000		$10	$(9,277,682)	$(21,235,728)	$(14,737,757)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the period ended
	December 31
	2021	2020

OPERATING ACTIVITIES
Net loss	$(5,557,679)	$(5,861,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-	(127,815)
Depreciation & Amortization Expense	567,042	696,144

Changes in operating assets and liabilities
Accounts receivable	(191,600)	5,255
Inventory	(175,754)	(386,059)
Other Current Assets		72,293
Other Assets	6,000
Accounts payable	620,620	1,361,741
Accrued expenses	509,815	316,745
Other Current liabilities	5,451	(64,398)
Capitalized interest or penalty fees	1,881,345	1,660,767
Other Changes in Assets
Net Cash Provided by / (Used in) Operating Activities	(2,334,760)	(2,327,148)
INVESTING ACTIVITIES
Receivable - Related	-
Purchase of equipment, building & improvements & fixed assets	(55,498)	(186,519)
Goodwill and Intangible Assets	-
Net Cash Provided by / (Used In) Investing Activities	(55,498)	(186,519)

FINANCING ACTIVITIES
Proceeds from notes payable	3,216,460	1,532,737
Proceeds from notes payable - Related	-
Repayment of notes payable	(1,076,952)	(315,349)
Repayment of notes payable - Related	(150,083)	(29,218)
Proceeds from long-term loans	79,193	3,246,100
Repayment of long-term loans	(776,000)	(2,144,550)
Repayment of debt by Shares	(277,000)
Shares Issued for Debt	287,110	122,815
Shares Issued for Services	237,500
Shares Issued For Cash	422,500
Preferred Stocks Issued	(1,000)	5,000
Common Stock Issued In Exchange of Preferred shares	1,000
Prior period adjustment to retained earnings	385,731	(161,592)
Net Cash Provided by / (Used in) Financing Activities	2,348,459	2,255,943

NET INCREASE (DECREASE) IN CASH	(41,799)	(257,724)
CASH AT BEGINNING OF PERIOD	58,233	315,956

CASH AT END OF PERIOD	$16,435	$58,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest fees	$615,005	$292,150
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$287,110	$122,815

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of December 31, 2021, and December 31, 2020, the Company had $0 in deferred revenue.

Leases

ASC 842, Leases, was required to be adopted for all financial years beginning after December 15, 2018 and requires long term leases (longer than 12 month) to be capitalized with a corresponding liability for the term of the lease and expensed over that term. Currently the Company has two long-term leases SDFO & Seaport.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of December 31, 2021, the Company has $31,858 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of December 31, 2021, the Company had a cash balance of $16,435 in cash and cash equivalents, compared to $58,234 on December 31, 2020.

Accounts Receivable

Accounts receivable are stated at net realizable value of $1,402,334. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2021, the Company wrote off $588 of bad debt expense. The Company write off $14,588 during the year ended December 31, 2020.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods and includes ice cream, popsicles and the related packaging materials. As of December 31, 2021, the Company had total inventory assets of $1,393,215 consisting of fresh and frozen proteins and seafood and all other restaurants supply items. As of December 31, 2020, the Company has $1,216,562 in inventories.

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

Identifiable Intangible Assets

As of December 31, 2021, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet)	$193,000
Trade Name (Seaport Meat)	$449,000
Wholesale Customer Relationships (San Diego Farmers Outlet)	$266,000
Wholesale Customer Relationships (Seaport Meat)	$2,334,239
Total Identifiable Intangible Assets	$3,242,239

Goodwill

Assembled Workforce	$21,000
Unidentified Intangible Value	$470,000
Total Goodwill	$491,000

Total Accumulated Amortization is	$483,816

Total Intangible Assets and Goodwill	$3,249,423

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $5,557,679 for the year ended December 31, 2021 and has an accumulated deficit of $21,235,728 as of December 31, 2021.

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

4. INVENTORIES

As of December 31, 2021, the Company had inventory assets for a total of $1,393,215. Inventory of $1,216,562 was recorded as of December 31, 2020.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2021 and December 31, 2020, consisted of:

	December 31, 2021	December 31, 2020
Computers	$11,788	$11,788
Office Furniture	23,908	23,908
Building & Improvement	29,673	29,673
Forklift 1	4,533	3,000
Forklift 2	2,871	2,871
Truck 2019 Hino 3710	24,865	24,865
Truck 2019 Hino 7445	34,213	34,213
Truck 2018 Hino 155 5347		30,181
Truck 2018 Hino 155 5647	30,181	30,181
Truck 2018 Hino 155 5680		29,592
Machinery & Equipment	1,109,811	994,540
Leasehold Improvements	66,932	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(932,054)	(583,810)

	$878,229	$1,169,441

Depreciation and Amortization expense for the year ended December 31, 2021 was $602,987 compared to $696,144 for the same period of December 31, 2020.

6. ACCRUED EXPENSE

As of December 31, 2021, the Company had accrued expenses of $1,414,526 compared to $902,442 for the year ended December 31, 2020.

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

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of December 31, 2021:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000	12/10/2010	$
A. Masjedi	500,000	6/1/2013	425,398
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000
	$696,000		$467,398

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Shannon Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2022. The balance of the note at December 31, 2021 was $0.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2022. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of December 31, 2021.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2022. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of December 31, 2021.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2022 with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of December 31, 2021.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 30, 2017. As of December 31, 2021, the outstanding balance under this note was $425,398, which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2022 and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of December 31, 2021.

As of December 31, 2021, the Company had total short-term notes payable of $1,514,942 and long-term notes payable of $13,594,008.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of December 31, 2021:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
Henry Mahgerefteh	144,000	2/15/15	129,595
TRA Capital	106,112	3 loans	125,247
BNA Inv	223,499	6 loans	53,753
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	269,740
TysAdco Partners	1,405,000	3 loans	1,281,000
LGH Investments	850,000	2 loans	748,000
PowerUp	257,000	2 loans	181,210
Jefferson Capital	330,000	12/2021	330,000
SBA Loan	309,900	4/1/20	159,900
Dicer	64,678	7/20/20	141,424
Seaport Loan	437,500	9/30/21	375,000
TCA Global fund	2,150,000	5/1/18	3,413,862
TCA Global fund 2	3,000,000	12/17/19	7,296,001
	$10,002,633		$14,641,553

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2025 and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of December 31, 2021.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2014. The note’s maturity date has subsequently been extended to February 1, 2025. The balance of the note is $86,821 as of December 31, 2021.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2018, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of December 31, 2021.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

In March 16, 2021 and March 26, 2021, the Company entered into a financing arrangement with Power Up Lending pursuant to which the Company borrowed a two loans both with total principal of $128,500 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance as of December 31, 2021 is $181,210.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $269,740, including capitalized interests and penalty fees.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16.50%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $3,413,862 as of December 31, 2021, which includes capitalized interests.

On December 17, 2019 Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16.50%. The outstanding balance of the notes for Seaport Meat is $7,296,001 as of December 31, 2021, which includes capitalized interests.

On July 20,2020, Seaport Group Enterprises LLC entered into a note in the amount of $64,678.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $1500.00. As of December 31, 2021, the note is current.

In August, 2021, The Company entered into a settlement agreement on the Seller Carryback note with PNC Inc in the amount of $700,000. The payment schedule calls for $200,000 payment that was made in July and $61,500 every quarter for a period of two years. As of December 31, 2021, the note is current.

In the second quarter 2021, The Company entered into three notes with Tysadco Partners in the total amount of $1,405,000. The note can be repaid in cash or converted common stock or a combination of both. Balance of the note is $1,281,000.

In May of 2021, The Company entered into two notes with LGH Financial in the total amount of $850,000. The note can be repaid in cash or converted common stock or a combination of both. As of December 31, 2021, the balance of the notes is $748,000.

In December 2021, the company entered into a convertible promissory note with Jefferson Street Capital in the amount of $330,000 and can be repaid in cash or converted into common stock. As of December 31, 2021 the note was current.

As of December 31, 2021, the Company had short-term notes payable of $1,514,942 and long-term notes payable of $13,594,008. The Company had purchase receivables of $1,703,625.

10. PURCHASE RECEIVABLES

In October, November, and December of 2021, Seaport Group Enterprises LLC and CapCall entered into a revenue based factoring agreement and received an aggregate of $1,000,000 in exchange for $1,300,000 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make payments of $21,500, $13,000 and $8,995. As of December 31, 2021 the balance was $1,118,125.

In November 2021, Seaport Group Enterprises LLC and Fox Capital entered into a revenue based factoring agreement and received an aggregate of $475,000 in exchange for $607,500 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make daily payments to $4,050. As of December 31, 2021 the balance was $585,500.

The following table presents a summary of the Company’s purchase receivables with unrelated third parties as of December 31, 2021:

Vendor	Amount	Issuance Date	Balance
Cap Call	$1,000,000	3 loans 2020	$1,118,125
Fox Capital	607,500	12/1/20	585,500

	$1,607,500		$1,703,625

As of December 31, 2020, the Company had a total of $1,703,625 of purchase receivables.

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

The 14,747,791 restricted shares of the Company’s common stock issued during the fiscal year ended December 31, 2021 were for the following: 2,207,142 shares issued in exchange of cash, 2,040,054 shares for debt conversion, 500,595 for issued shares of its common stock for services and 10,000,000 of common stocks in exchange of 1,000,000 Preferred “E” shares. On April 13, 2020, the Company authorized a 1-for-500 reverse stock split.

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 6,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of December 31, 2021, there were 4,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2021 through December 31, 2021, the Company issued 500,595 shares of its common stock in exchange for various services, 2,040,054 shares for repayment of debt and 10,000,000 shares in exchange of 1,000,000 Series E preferred shares.

From January 1, 2021 through December 31, 2021, the Company issued 2,207,142 shares of its common stock for cash.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.4988 par value per share. Holders of common stock have one vote per share. As of December 31, 2020, and 2021, there were 16,871,351 and 31,619,142 shares of the Company’s common stock issued and outstanding, respectively. On April 13, 2020, the Company authorized a 1-for-500 reverse stock split of its common shares.

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

Future minimum lease payments, as set forth in the lease, are below:

YEAR	AMOUNT
2022	$72,000
2023	$72,000
2024	$72,000
2025	$24,000

The Company on December 1, 2019 entered into a lease agreement for a facility site for office space for Seaport Meat Company. The lease has a term of five years expiring on November 30, 2024.

Future minimum lease payments, as set forth in the lease, are below:

YEAR	AMOUNT
2022	$177,000
2023	$177,000
2024	$177,000
2025	$177,000
2026	$162,250

Concentration Risk

The Company is potentially subject to concentration risk in its sales revenue and from a major supplier of goods for sale.

Major Customer

The Company has one major customer that accounted for approximately 42.65 % and $16,798,454 of sales for the year ended December 31, 2021. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 32.97% and $11,170,593 of cost of sales for the year ended December 31, 2021. The Company expects to maintain this relationship with the vendor.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Board of Directors

The following individuals serve as executive officers and directors of Pacific Ventures as of March 28, 2018:

Name	Age	Positions

Shannon Masjedi (1)	50	President, Chief Executive Officer, Interim Chief Financial Officer, Secretary and Director

Marc Shenkman	62	Chairman of the Board of Directors

(1) In October 2017, Shannon Masjedi was appointed as the Company’s Interim Chief Financial Officer.

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

At this time, we do have a written employment agreement and/or a formal compensation agreement with our new officers and directors. Compensation arrangements are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

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

Shannon Masjedi. Shannon Masjedi, as President, Chief Executive Officer and Secretary of Pacific Ventures, will be responsible for, among other things, subject to the supervision and direction of the Board of Directors of Pacific Ventures, the general management and control of its specified day-to-day business operations, and implementing its short and long term plans, and, as Secretary of Pacific Ventures, will be responsible for, among other things, attending all meeting of the stockholders, the Board, and, as required, committees of the Board and recording all the proceedings of such meetings in books to be kept for that purpose.

Shannon Masjedi has served as a director and Chairman of the Board of Directors, Chief Executive Officer, President, Vice President, Treasurer, Chief Financial Officer, Secretary of Snöbar Holdings since January 2013. From June 1, 2010 to present, Shannon Masjedi worked as a director of operations for IPIC, where she implemented all current operating platforms including development of SnöBar product line, packaging and research and development and oversaw all day-to-day operations of IPIC as well as managing all the contractors of IPIC. Shannon Masjedi was in charge of all compliance and regulatory issues for IPIC and obtained all necessary licenses for IPIC to distribute and export products worldwide.

Shannon Masjedi attended Arizona State University where she studied Aeronautical Technology. Shannon Masjedi also attended flight school and obtained her pilot’s license. Shannon Masjedi has had extensive experience with creating the distribution platform for the SnöBar product line in the alcohol industry. Her knowledge in the frozen ice cream category and alcohol category combined make her indispensable to Pacific Ventures. Shannon Masjedi has long standing relationships within these industries which allow Snobar products to be distributed efficiently. Shannon Masjedi does not hold, and has not previously held, any directorships in any other reporting companies.

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

Pacific Ventures Compensation

The following table sets forth certain compensation information for: (i) Pacific Ventures’ principal executive officer serving in such capacity during fiscal years ended December 31, 2021 and 2020; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2021 and 2020; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2021 and 2020. Compensation information is shown for the fiscal years ended December 31, 2021 and 2020:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation	Total ($)

Bob Smith, CEO (1)	2018	-0-	-0-	-0-	-0-	-0-	-0-
Shannon Masjedi, CEO	2020	$385,000	-0-	-0-	-0-	-0-	$385,000
ShannonMasjedi, CEO	2021	$385,000	-0-	-0-	-0-	-0-	$385,000

(1) Mr. Smith was terminated as CEO in March 2017.

Seaport/San Diego Farmers Outlet Compensation

The following table sets forth certain compensation information for: (i) San Diego Farmers Outlet’ and Seaport Meat Company principal executive officer serving in such capacity during the fiscal years ended December 31, 2021 and 2020; (ii)Compensation information is shown for the fiscal years ended December 31, 2020 and 2019:

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

Compensation Committee Interlocks and Insider Participation

We have no compensation committee of our board of directors, and during the year ended December 31, 2021, our directors and officers participated in deliberations of our board of directors regarding officer compensation. During the year ended December 31, 2021, no executive officer of our Company (i) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors, (ii) served as a director of another entity, one of whose executive officers served on our board of directors, or (iii) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

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

COMMON STOCK

	Amount and Nature of Beneficial Ownership (1)	Percentage of Class Common (2)
Executive Officers and Directors

Shannon Masjedi (2)	10,130,454	60.0%
Marc Shenkman	1,500,000	8.8%
All officers and directors a group (2 persons)	11,630,454	68.8%

5% Shareholders
Azita Davidyan	3,000,000	17.7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them. Applicable percentage ownership is based on 31,619,142 shares of our common stock outstanding on a pre-split basis.

(2)	Includes 130,454 shares of our common stock owned by ACD Trust (“Trust”). The trustee of the Trust is Shannon Masjedi who holds voting and investment power over the shares of our common stock owned by the Trust.

PREFERRED STOCK

	Amount and Nature of Beneficial Ownership(1)				Percentage of Class
	Series E		Series F		Preferred(1)
Executive Officers and Directors

Shannon Masjedi	4,000,000		10,000		100.0%
Marc Shenkman			0		0.0%
All officers and directors a group (2 persons)	4,000,000	(2)	10,000	(3)	100.0%

5% Shareholders
None			0		0%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our preferred stock held by them. Applicable percentage ownership is based on 4,000,000 shares of our Series E Preferred Stock and 10,000 of our Series F Preferred Stock issued and outstanding.

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

(3)	Represents 10,000 shares of our Series F Preferred Stock owned directly by Shannon Masjedi. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion and has voting rights equivalent to the conversion rights for a total of 31,619,142 common stock voting share equivalents representing 71.6% of the voting power on fully diluted basis.

Securities Authorized for Issuance Under Equity Compensation Plans

On November 3, 2017, Pacific Ventures’ board of directors (the “Board of Directors”) adopted, by written consent, in accordance with the General Corporation Law of the State of Delaware, the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), which reserves a total of 1,500,000 shares of the Company’s common stock, $0.4988 par value per share (the “Common Stock”) for issuance under the 2017 Plan. As described below, incentive awards authorized under the 2017 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). If an incentive award granted under the 2017 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2017 Plan.

Administration The Compensation Committee of the Board of Directors, or the Board of Directors in the absence of such a committee, will administer the 2017 Plan. Subject to the terms of the 2017 Plan, the Compensation Committee or the Board of Directors has complete authority and discretion to determine the terms upon which awards may be granted under the 2017 Plan.

Grants &horbar; The 2017 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

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

Duration, Amendment, and Termination; The Board of Directors has the power to amend, suspend or terminate the 2017 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the 2017 Plan would terminate ten years after it is adopted.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2021:	$40,000.

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

Pre-Approval Policies and Procedures

We do not currently have a separate audit committee. Our board of directors is responsible for the pre-approval of all audits and permitted non-audit services to be performed for our Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2021 and 2020 were approved by our board of directors in accordance with the procedures described below.

Our board of directors reviews and approves all audit and non-audit services proposed to be provided, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to us for the years ended December 31, 2021 and 2020 that were not approved by our board of directors. Our board of directors determined that the services rendered by Dylan Floyd Accounting & Consulting are compatible with maintaining their independence as our independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Consolidated Financial Statements of Pacific Ventures Group, Inc.:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2021 and 2021

●	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2021 and 2020

●	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

** SEC Counsel or CPA to add footnotes below **

(b)	Exhibits.

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015).
2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).
2.3††	Asset Purchase Agreement, dated as of January 31, 2018, by and among the Company, Royalty Foods, LLC and San Diego Farmers Outlet, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2018).
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2017).
3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).
3.3*	Amended and Restated Series F Preferred Stock
10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.2	Distribution Agreement, dated March 16, 2015, by and between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.3	Distribution Agreement, dated June 5, 2015, by and between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).

Exhibit Number	Description
10.4	Exclusive Distribution Agreement, dated February 3, 2015, by and between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.5	Distribution Agreement, dated May 1, 2015, by and between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.7	Anti-Dilution Agreement, dated September 25, 2015, by and among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.9	Trust Agreement, dated June 1, 2013, by and between Snobar Holding, Inc. and Azizollah Masjedi (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.10	Form of Promissory Note by and between the Company and certain related parties (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.11†	Pacific Ventures Group, Inc. 2017 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.12†	Form of Pacific Ventures Group, Inc. Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.13†	Form of Pacific Ventures Group, Inc. Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
16.1	Letter from Anderson Bradshaw PLLC, dated April 20, 2016, addressed to the Securities and Exchange Commission (incorporated by reference from the Company’s Current Report on Form 8-K, as filed on April 20, 2016, Exhibit 16).
21.1*	List of subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.INS*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
††	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: April 11, 2022	By:	/s/ Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shannon Masjedi	Director, President, Chief Executive Officer and Interim Chief Financial Officer	April 11, 2022
Shannon Masjedi

/s/ Marc Shenkman	Chairman of the Board of Directors	April 11, 2022
Marc Shenkman

