Form 10-Q
period 2022-03-31
Pacific Ventures Group, Inc.
filed 2022-05-19
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of May 18, 2022, there were 190,347,533 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the three months ended
	March 31, 2022
	(unaudited)	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$211,317	$16,435
Accounts receivable	1,286,214	1,402,334
Inventory Asset	1,675,518	1,393,215
Other Current Asset	34,379	34,379
Right to Use Asset	231,000	249,000
Deposits	16,845	16,845
Total Current Assets	3,455,273	3,112,207
Fixed Assets
Fixed assets, net	$806,583	$878,229
Total Fixed Assets	806,583	878,229
Other Assets
Intangible Assets	$3,196,387	$3,249,423
Right to Use Asset	374,002	374,002
Rent & Utilities Deposit	5,670	5,520
	3,576,059	3,628,945
TOTAL ASSETS	$7,837,915	$7,619,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,792,929	$3,475,443
Accrued expenses	1,519,521	1,414,526
Lease Liability	231,000	249,000
Current portion, notes payable	2,809,265	2,793,169
Current portion, notes payable - related party	459,744	425,398
Current portion, leases payable	38,491	42,344
Total Current Liabilities	$8,850,951	$8,399,880

Long-Term Liabilities:
Notes payable	$14,143,431	$13,552,008
Notes payable - related party	42,000	42,000
Lease Liability	363,250	363,250
Total Long-Term Liabilities	14,548,681	13,957,258

Total Liabilities	$23,399,631	$22,357,138

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,000,000 Series E, issued and outstanding	$4,000	$4,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.4988 par value, 900,000,000 shares authorized, and 38,217,202 issued and outstanding at March 31, 2022, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	19,062,754	15,771,642
Additional paid in capital	(12,312,527)	(9,277,681)
Accumulated deficit	(22,315,954)	(21,235,728)

Total Stockholders’ Equity (Deficit)	$(15,561,716)	$(14,737,757)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,837,915	$7,619,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the three months
	ended March 31
	2022	2021

Sales, net of discounts	$10,385,145	$7,260,826
Cost of Goods Sold	8,700,684	6,377,759
Gross Profit	1,684,461	883,067
Operating Expenses
Selling, general and administrative	1,506,999	1,104,861
Marketing and Advertising	28,838	92,779
Amortization and Depreciation expense	124,682	193,094
Professional fees	75,184	133,749
Officer Compensation	75,000	75,000
Operating Expenses/(Loss)	1,810,702	1,599,483
Income/ (Loss) from Operations	(126,242)	(716,417)
Other Non-Operating Income and Expenses
Interest expense	(978,626)	(453,896)
Net Income/(Loss) before Income Taxes	(1,104,867)	(1,170,313)
Provision for income taxes
Net Ordinary Income/(Loss)	(1,104,867)	(1,170,313)
Other Income / Expense
Other Income - Other	24,642	7,807
Net Income/(Loss)	$(1,080,226)	(1,162,506)
Basic and Diluted Loss per Share - Common Stock	$(0.02827)	$0.06503

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	38,217,202	17,875,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the three months
	ended March 31
	2022	2021

OPERATING ACTIVITIES
Net loss	$(1,080,226)	$(1,162,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services
Depreciation & Amortization Expense	124,682	193,094

Changes in operating assets and liabilities
Accounts receivable	116,119	(205,565)
Inventory	(282,303)	(68,189)
Other Current Assets	(150)	4,523
Other Assets
Accounts payable	345,874	157,858
Accrued expenses	69,055	72,891
Other Current liabilities	3,701	972
Capitalized interest or penalty fees	509,245	443,687
Other Changes in Assets
Net Cash Provided by / (Used in) Operating Activities	(194,003)	(563,236)
INVESTING ACTIVITIES
Receivable - Related
Purchase of equipment, building & improvements & fixed assets
Goodwill and Intangible Assets
Net Cash Provided by / (Used In) Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable	170,759	682,059
Proceeds from notes payable - Related
Repayment of notes payable	(132,931)	(456,795)
Repayment of notes payable - Related		(20,519)
Proceeds from long-term loans	325,000	538,700
Repayment of long-term loans	(82,500)	(26,442)
Repayment of debt by Shares	(147,710)	(168,500)
Shares Issued for Debt	147,710	178,610
Shares Issued for Services	108,557	105,000
Shares Issued For Cash
Preferred Stocks Issued
Common Stock Issued In Exchange of Preferred shares
Prior period adjustment to retained earnings		156,080
Net Cash Provided by / (Used in) Financing Activities	388,885	988,193

NET INCREASE (DECREASE) IN CASH	194,882	424,957
CASH AT BEGINNING OF PERIOD	16,435	58,233

CASH AT END OF PERIOD	$211,317	$483,190

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest fees	$50,500	$210,804
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$147,710	$168,500

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS

Pacific Ventures Group, Inc. (the “Company,” “we,” “us” or “our”) was incorporated under the laws of the state of Delaware on October 3, 1986, under the name AOA Corporation. On November 12, 1991, the Company changed its name to American Eagle Group, Inc. On October 22, 2012, the Company changed its name to “Pacific Ventures Group, Inc.”

Unless the context requires otherwise or unless otherwise stated, references to “our Company,” “Pacific Ventures,” “PACV,” “we,” “us,” “our” and similar references refer to Pacific Ventures Group, Inc. and its consolidated subsidiaries.

Our Company

We strive to be one of America’s great meat processors and a leading foodservice distributor in the Southwest. Built through organic growth and acquisitions, we trace our roots back over 30 years to a few heritage companies with long legacies in food innovation and customer service.

We strive to inspire and empower chefs and foodservice operators to bring great food experiences to consumers. This mission is supported by our strategy of Best Foods at Best Prices which is centered on providing customers with the innovative products business support they need to operate their businesses profitably.

We supply approximately 400 customer locations in the Southwest. These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges and universities. We provide more than 3,000 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from multiple suppliers. Our sales associates manage customer relationships at local and regional levels. Our distribution facilities and fleet of approximately 15 trucks allow us to operate efficiently and provide high levels of customer service.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions, or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of March 31, 2022, the Company has $ 0.0 in deferred revenue. As of December 31, 2021, the Company also had $ 0.0 deferred revenue.

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

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of March 31, 2022, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of March 31, 2022, the Company has a cash balance of $211,317 in cash and cash equivalents, compared to $16,435 on December 31, 2021.

Accounts Receivable

As of March 31, 2022, Accounts Receivable are stated at net realizable value of $1,286,214. This value includes an appropriate allowance for estimated uncollectible accounts. As of March 31, 2022, the Company wrote off $0 of bad debt expense. The Company wrote off $0 of bad debts during the three (3) months ended March 31, 2021, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods beef, pork, chicken, seafood, all other restaurant related goods, and includes ice cream, popsicles and the related packaging materials. As of March 31, 2022, the Company had total inventory assets of $1,675,518 consisting of all of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items. As of March 31, 2021, the Company has $1,284,751 in inventories.

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

Identifiable Intangible Assets

As of March 31, 2022, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet) $193,000

Trade Name (Seaport Meat) $449,000

Wholesale Customer Relationships (San Diego Farmers Outlet) $266,000

Wholesale Customer Relationships (Seaport Meat) $2,334,239

Total Identifiable Intangible Assets $3,242,239

Goodwill

Assembled Workforce $21,000

Unidentified Intangible Value $470,000

Total Goodwill $491,000

Total Intangible Assets and Goodwill $3,733,239

Total Accumulated Amortization $536,852

Total Intangible Assets & Goodwill (net) $3,196,387

Management does not believe that there is an impairment as of March 31, 2022.

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

In April 2015, FASB issued ASU No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, which specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop-down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,080,226 for the three (3) months ended March 31, 2022, and has an accumulated deficit of $22,315,954 as of March 31, 2022.

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

4. INVENTORIES

As of March 31, 2022, the Company had inventory assets for a total of $1,675,518. The Company had inventory assets of $1,393,215 as of December 31, 2021.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment on March 31, 2022, and December 31, 2021, consisted of:

	March 31, 2022	December 31, 2021
Computers	11,788	$11,788
Office Furniture	23,908	23,908
Building & Improvement	29,673	29,673
Forklift 1	4,533	4,533
Forklift 2	2,871	2,871
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Truck 2018 Hino 155 5647	30,181	30,181
Machinery & Equipment	1,109,811	1,109,811
Leasehold Improvements	66,932	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(1,003,699)	(932,054)

	$806,583	$878,229

Depreciation and Amortization expenses for the three (3) months ended March 31, 2022, was $124,682 compared to $193,094 for the same period of March 31, 2021.

6. ACCRUED EXPENSE

As of March 31, 2022, the Company had accrued expenses of $1,519,521 compared to $1,414,526 for the year-end December 31, 2021.

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

8. RELATED PARTY TRANSACTIONS

The following table presents a summary of the Company’s promissory notes issued to related parties as of March 31, 2022:

Noteholder	Note Amount	Issuance Date	Unpaid Amount
S. Masjedi	$150,000		$0
A. Masjedi	500,000	6/1/2013	459,744
M. Shenkman	10,000	2/21/2012	10,000
M. Shenkman	10,000	2/23/2012	10,000
M. Shenkman	10,000	3/14/2013	6,000
M. Shenkman (Entrust)	16,000	9/9/2014	16,000

	$546,000		$501,744

The following description represent note payable-related party transaction pre-Share Exchange that were assumed by the Company as a condition to the Share Exchange:

In January 2011, MGD, which is now a majority owned subsidiary of Snöbar Holdings, entered into an unsecured promissory note with Mrs. Masjedi, who is now the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder. The note had a principal balance of $150,000 with an interest rate of 3% and has a maturity date of December 31, 2022. The balance of the note on March 31, 2022, was $0.

On February 21, 2012, Snöbar Holdings entered into an unsecured promissory note with Mr. Shenkman, who is Chairman of the Board of Directors and a shareholder of the Company. The note had a principal balance of $10,000 with an interest rate of 5% and is due on demand. The note’s maturity date has subsequently been extended to December 31, 2022. Interest against the note was extinguished in a subsequent extension of the term. The note had a principal balance of $10,000 as of March 31, 2022.

On February 23, 2012, Snöbar Holdings entered into a promissory note with Mr. Shenkman for $10,000, maturing in one year at an interest of 8%. The note has subsequently been extended to December 31, 2022. Interest under the note was extinguished in a subsequent extension of the term. The note had an outstanding balance of $10,000 as of March 31, 2022.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a Mr. Shenkman, the Company’s Chairman of the Board of Directors. The note had a principal balance of $10,000 with an interest rate of 5% and an original maturity date of March 14, 2014, subsequently extended to December 31, 2022, with a lower interest rate of 2%/year. Mr. Shenkman also agreed to make all interest retroactive and deferred. The note had an outstanding balance of $6,000 as of March 31, 2022.

On June 1, 2013, Snöbar Holdings entered into a promissory note with Azizollah Masjedi, father-in-law to Shannon Masjedi who’s the Company’s President, Chief Executive Officer, Interim Chief Financial Officer, director and majority stockholder, in an amount of $500,000 to purchase all the shares and interests of IPIC. The note matured on June 31, 2017. As of March 31, 2022, the outstanding balance under this note was $459,744 which includes interest and penalty charges.

On September 9, 2014, Snobar Holdings entered into a second unsecured promissory note with Mr. Shenkman, through his affiliate company Entrust Group for a total amount of $6,000 and a third unsecured promissory note for a total amount of $10,000, both at an annual interest rate of 2%. No term was provided for in each note, but Mr. Shenkman has agreed to a maturity date of December 31, 2022, and the accrual of interest rates and deferral to maturity. The notes had an aggregate outstanding balance of $16,000 as of March 31, 2022.

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of March 31, 2022:

	Note Amount	Issuance Date	Balance
A. Rodriguez	$86,821	3/14/13	$86,821
A. Rodriguez	15,000	7/22/13	15,000
A. Rodriguez	10,000	2/21/14	10,000
Henry Mahgerefteh	144,000	2/15/15	126,831
TRA Capital	106,112	3 loans	125,247
BNA Inv	223,449	6 loans	30,753
Brian Berg	30,000	2/1/12	25,000
Classic Bev	73,473	5/1/17	298,976
PowerUp	257,000	2 loans	113,500
TysAdco Partners	1,405,000	4 loans	1,526,000
LGH Investments	850,000	2 loans	748,000
Jefferson Capital	330,000	12/1/22	330,000
SBA Loan	309,900	4/1/20	159,900
Dicer	64,678	7/20/20	129,420
Seaport loan	437,500	9/30/21	312,500
TCA Global fund	2,150,000	5/1/18	3,534,395
TCA Global fund 2	3,000,000	12/17/19	7,596,395
	$9,492,933		$15,168,737

	Amount	Issuance Date	Balance
Cap Call	1,000,000	3 loans - 2020	1,288,884
Fox Capital	607,500	12/1/20	495,075
	$1,607,500		$1,783,959

The following description represent unrelated notes payable transactions pre-reverse merger between Snöbar and the Company that were assumed by the Company as a condition to the Share Exchange Agreement:

In February 2012, MGD entered into an unsecured promissory note with a certain unrelated party, now a shareholder of the Company for a principal balance of $30,000 at in interest rate of 8% per year and maturity date of August 1, 2014. The note’s maturity date has been extended to December 31, 2025, and the interest rate under the extinguished as part of the extension. The note had an outstanding balance of $25,000 as of March 31, 2022.

On March 14, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party, now a shareholder of the Company. The note had a principal balance of $86,821 with an interest rate of 5% and had a maturity date of March 14, 2025. The note’s maturity date has subsequently been extended to February 1, 2020. The entire balance is owed and outstanding as of March 31, 2022.

On July 22, 2013, Snöbar Holdings entered into an unsecured promissory note with a certain unrelated third party. The note had a principal balance of $15,000 with an original interest rate of 5%. Maturity date has been extended to December 31, 2025, and interest rate has been reduced to 2%, and lender agreed to make all interest retroactive and deferred. The balance of the note was $15,000 as of March 31, 2022.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

Effective September 25, 2020, the Company entered into a settlement agreement with BNA/TRA in the amount of $400,000. The settlement pays as follows October 1, 2020, PACV pays $30,000, November 1, 2020, PACV pays $30,000. On the 1st of every month following $11,500 payment to be made until balance is paid in full. As of March 31, 2022 the note is current.

In March 2021, the Company entered into a financing arrangement with Power Up Lending pursuant to which the Company borrowed a total principal of $257,000 secured by shares of the Company’s common stock. The notes were subject to a 6 month hold before any stock was issued. The current balance as of March 31, 2022, is $113,500.

Over the past year Classic Beverage has periodically issued loans to the Company. The Company has agreed to pay interest 10% per year and has agreed on penalty fees if late on payments. The note is due on demand. The current balance is $298,976, including capitalized interests and penalty fees.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $3,534,395 as of March 31, 2022 which includes capitalized interests.

On December 17, 2019, Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $7,596,395 as of March 31, 2022, which includes capitalized interests.

On July 20, 2020, Seaport Group Enterprises LLC entered a note in the amount of $150,000.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $2,500.00. As of March 31, 2022, the note is current.

On December 8, 2019, The Company entered into a settlement agreement on the Seller Carryback note with PNC Inc. in the amount of $700,000. The payment schedule calls for $200,000 payment that was made in July and $61,500 every quarter for a period of two years. As of March 31, 2022, the note is current.

In September 2020, Seaport Group Enterprises LLC entered into a revenue-based factoring agreement with Cap Call and received an aggregate of $1,000,000 CAP Call in exchange for $1,300,000.00 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make weekly payments for 30 weeks. Payments are current.

In September 2020, Seaport Group Enterprises LLC entered into a revenue-based factoring agreement with Fox Business and received an aggregate of $607,500.00 Fox Business in exchange for $789,750.00 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make weekly payments for 30 weeks. Payments are current.

In the first and second quarter 2021, The Company entered into a note agreement with Tysadco Partners with a total amount of $1,405,000. In the first quarter of 2021, the Company entered into a note agreement of $325,000. The notes can be repaid in cash or converted common stock or a combination of both. Balance of all the notes is $1,526,000. As of March 31, 2022, the notes are current.

In the second quarter of 2021, The Company entered into note agreements with LGH Financial in the total amount of $880,000. The note can be repaid in cash or converted common stock or a combination of both. As of March 31, 2022, the note is current.

As of March 31, 2022, the Company had short-term notes payable of $1,485,051 and long-term notes payable of $14,185,431. The Company had purchase receivables of $1,783,959.

10. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 4,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of March 31, 2022, there were 4,000,000 shares of Series E Preferred Stock issued and outstanding. Additionally, Company has designated 10,000 shares of Series F Preferred Stock and 10,000 shares of the Series F Preferred Stock are issued and outstanding. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion.

From January 1, 2022, through March 31, 2022, the Company issued 6,598,060 shares of its common stock.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of March 31, 2022, and the same period in 2021, there were 38,217,202 and 17,875,488 shares of the Company’s common stock issued and outstanding, respectively.

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

Major Customer

The Company has one major customer that accounted for approximately 44% and $4,494,708 of sales for the three months ended March 31, 2022. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 48% and $4,041,033 of cost of sales for the three months ended March 31, 2022. The Company expects to maintain this relationship with the vendor.

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

In the second Quarter the Company issued a total of 126,800,000 restricted common stock. The issuances 52,050,000 restricted common stock in lieu of $937,541.00 debt or notes payable and 2,000,000 restricted common stock for $35,000 of accounts payable.

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

The Company has recently signed an agreement with a new co-packer to produce and manufacture the Snobar Product Line. The new factory will produce the Snobar Product Line for a reduced price which will allow for greater profitability for the company. The new factory has all of the necessary licensing in place required to manufacture the Snobar Product Line. The company expects to place its first order with the new copacker in 2023. The company will launch the state of California and be looking to expand sales across the nation.

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

Results of Operations

Three Months ended March 31, 2022, as Compared to Three Months Ended March 31, 2021

Revenues — The Company recorded $10,385,145 sales revenue for the three months ended March 31, 2022, as compared to $7,260,826 for the same period of March 31, 2021. The Company had $1,675,518 inventory of saleable merchandise as of March 31, 2022, as compared to $1,284,751 for the same period ending March 31, 2021.

Operating Expenses — Total cash used in operating expenses for the three months ended March 31, 2022, was $1,810,702 as compared to $1,599,483 in the same period in, 2021, due to increased operating activities during the period ended March 31, 2022.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended March 31, 2022, increased to $1,506,999 from $1,104,861 in the same period in 2021, which was due to an increase in various business expenses.

Marketing and Advertising Expenses – Marketing and advertising expenses for the three months ended March 31, 2022, was $28,838 compared to $92,779 on March 31, 2022.

Professional fees – Professional fees expense for the three months ended March 31, 2022, was $75,184, which includes accounting, legal fees and consulting services compared to $133,749 during the same period in 2021.

Depreciation and Amortization Expenses — Depreciation and Amortization expenses for the three months ended March 31, 2022, and 2021 was $124,682 and $193,094, respectively.

Salaries and Wages — Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the three months ended March 31, 2022, was $761,579 as compared to $625,863 for the prior same period.

Other Non-Operating Income and Expenses — For the three months period ended March 31, 2021, the Company recorded interest and penalty expenses in the amount of $453,896 for a non-operating loss in the same amount. In the three months ended March 31, 2022, the Company recorded other non-operating expenses of $978,626 in interest expense for a non-operating loss in the same amount.

Net Loss — Net loss for three months ended March 31, 2022, was $1,080,226, as compared to net loss of $1,162,506 for the three months ended March 31, 2021.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2022, the Company had a working capital deficit of $5,395,678 consisting of $211,317 in cash or cash equivalents, $1,286,214 in accounts receivable, $1,675,518 in inventory, $265,379 in other assets and $16,845 in deposits, offset by accounts payable of $3,792,929, accrued expenses of $1,519,521, equipment of $38,491, current portion of notes payable of $3,269,010 and $231,000 in other current liabilities.

For the three months period ended March 31, 2022, the Company used $194,003 of cash in operating activities, had not provided or used cash for investing activities and obtained $388,885 cash from financing activities, resulting in an increase in total cash of $194,882 and a cash balance of $211,317 for the period. For the three months period ended March 31, 2021, the Company used cash of $563,236 in operating activities, had not used or provided cash for investing activities and obtained cash of $988,193 from financing activities, resulting an increase in cash of $424,957 and a cash balance of $483,190 at the end of such period.

Total current assets as of March 31, 2022, was $3,455,273, while current liabilities were $8,850,951. The Company has incurred an operating loss of $1,080,226 for the three months period ended March 31, 2022, largely due the increase in operating expenses, and increase in interest and penalty fees. During the three months period ended March 31 2022, the Company had an accumulated deficit of $22,315,954. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of March 31, 2022		As of Dec 31, 2021
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	1,025,306	14,143,431	1,089,544	13,552,008

Notes Payable - Related	459,744	42,000	425,398	42,000
	$1,485,051	$14,185,431	$1,514,942	$13,594,008

Total Notes Payable for related and unrelated parties increased by $561,531 from the fiscal year ended December 31, 2021, from $15,108,950 to $15,670,481 in the three months period ended March 31, 2022.

As of March 31, 2022, total stockholders’ equity deficit increased to $15,561,716 from $14,737,757 as of December 31, 2021. Accumulated deficit increased from $21,235,728 in the fiscal year ended December 31, 2021 to $22,315,954 for the three months period ended March 31, 2022.

As of March 31, 2022, the Company had a cash balance of $211,317 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist on March 31, 2022:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has scheduled an arbitration with Tradigital vs PACV for a dispute of a service agreement in the amount $31,650.00. Arbitration is scheduled for May 16, 2022. The Company is unable to estimate the likelihood of an unfavorable outcome in the case or estimate the amount owed range of potential loss at this time.

The Company has two labor disputes currently pending for Rudy Peraya and David Washington. The Company is unable to estimate the likelihood of an unfavorable outcome in the case or estimate the amount owed range of potential loss at this time.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2022, the Company issued 6,598,060 shares of its common stock for conversion of notes in transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities

None

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

PACIFIC VENTURES GROUP, INC.

Date: May 18, 2022	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

