Form 10-Q
period 2022-06-30
Pacific Ventures Group, Inc.
filed 2022-08-22
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, there were 212,610,721 shares of the registrant’s common stock, $0.4988 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the six months ended
	June 30, 2022
	(unaudited)	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$540,645	$16,435
Accounts receivable	1,174,583	1,402,334
Inventory Asset	1,986,870	1,393,215
Other Current Asset	101,007	34,379
Right to Use Asset	213,000	249,000
Deposits	16,845	16,845
Total Current Assets	4,032,950	3,112,207
Fixed Assets
Fixed assets, net	$734,937	$878,229
Total Fixed Assets	734,937	878,229
Other Assets
Intangible Assets	$3,143,351	$3,249,423
Right to Use Asset	374,002	374,002
Rent & Utilities Deposit	5,520	5,520
	3,522,873	3,628,945
TOTAL ASSETS	$8,290,760	$7,619,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,564,516	$3,475,443
Accrued expenses	1,530,890	1,414,526
Lease Liability	213,000	249,000
Current portion, notes payable	4,524,564	2,793,169
Current portion, notes payable - related party		425,398
Current portion, leases payable	33,668	42,344
Total Current Liabilities	$9,866,639	$8,399,880

Long-Term Liabilities:
Notes payable	$14,049,330	$13,552,008
Notes payable - related party		42,000
Lease Liability	363,250	363,250
Total Long-Term Liabilities	14,412,580	13,957,258

Total Liabilities	$24,279,218	$22,357,138

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,000,000 Series E, issued and outstanding	$4,000	$4,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.4988 par value, 900,000,000 shares authorized, and 222,610,721 issued and outstanding at June 30, 2022, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	111,038,242	15,771,642
Additional paid in capital	(102,429,923)	(9,277,681)
Accumulated deficit	(24,600,786)	(21,235,728)

Total Stockholders’ Equity (Deficit)	$(15,988,457)	$(14,737,757)

Total Liabilities and Stockholders’ Equity (Deficit)	$8,290,760	$7,619,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021

Sales, net of discounts	$10,533,673	$11,580,733	$20,918,818	$18,841,559
Cost of Goods Sold	8,995,533	10,221,382	17,696,217	16,598,617
Gross Profit	1,538,140	1,359,350	3,222,601	2,242,942
Operating Expenses
Selling, general and administrative	1,724,815	1,515,351	3,237,367	2,575,562
Marketing and Advertising	24,868	106,368	53,705	199,148
Amortization and Depreciation expense	124,682	193,094	249,363	386,187
Professional fees	469,819	210,313	539,450	346,894
Officer Compensation	92,500	75,000	167,500	150,000
Operating Expenses/(Loss)	2,436,683	2,100,126	4,247,385	3,657,791
Income/ (Loss) from Operations	(898,543)	(740,776)	(1,024,785)	(1,414,849)
Other Non-Operating Income and Expenses
Interest expense	(1,427,412)	(942,284)	(2,406,038)	(1,438,000)
Net Income/(Loss) before Income Taxes	(2,325,955)	(1,683,060)	(3,430,822)	(2,852,849)
Provision for income taxes
Net Ordinary Income/(Loss)	(2,325,955)	(1,683,060)	(3,430,822)	(2,852,849)
Other Income / Expense
Other Income - Other	41,123	522,540	65,764	530,347
Net Income/(Loss)	$(2,284,832)	(1,160,520)	$(3,365,058)	(2,322,502)
Basic and Diluted Loss per Share - Common Stock	$(0.01026)	$(0.29614)	$(0.01512)	$0.06503

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	222,610,721	18,125,488	222,610,721	18,125,488

Common stock outstanding shares reflect the 1-for-500 reverse stock split that occurred on Apr 13, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the six months
	ended June 30,
	2022	2021

OPERATING ACTIVITIES
Net loss	$(3,365,058)	$(2,322,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services
Depreciation & Amortization Expense	249,363	386,187

Changes in operating assets and liabilities
Accounts receivable	227,750	(483,189)
Inventory	(593,656)	(190,464)
Other Current Assets	(66,628)	(80,641)
Other Assets		-
Accounts payable	112,638	144,467
Accrued expenses	81,629	224,065
Other Current liabilities	7,001	3,082
Capitalized interest or penalty fees	914,279	905,303
Other Changes in Assets
Net Cash Provided by / (Used in) Operating Activities	(2,432,681)	(1,413,692)
INVESTING ACTIVITIES
Receivable - Related
Purchase of equipment, building & improvements & fixed assets		(101,982)
Goodwill and Intangible Assets
Net Cash Provided by / (Used In) Investing Activities	-	(101,982)

FINANCING ACTIVITIES
Proceeds from notes payable	3,375,413	2,357,000
Proceeds from notes payable - Related	-	-
Repayment of notes payable	(1,226,806)	(911,023)
Repayment of notes payable - Related	-	(100,083)
Proceeds from long-term loans	325,000	231,023
Repayment of long-term loans	(145,000)	(50,000)
Repayment of debt by Shares	(1,486,073)	(168,500)
Shares Issued for Debt	1,626,307	178,610
Shares Issued for Services	488,050	232,500
Shares Issued For Cash
Preferred Stocks Issued
Common Stock Issued In Exchange of Preferred shares
Prior period adjustment to retained earnings		121,080
Net Cash Provided by / (Used in) Financing Activities	2,956,892	1,890,608

NET INCREASE (DECREASE) IN CASH	524,211	374,934
CASH AT BEGINNING OF PERIOD	16,435	58,233

CASH AT END OF PERIOD	$540,645	$433,164

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest fees	$103,001	$276,815
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$1,626,307	$168,500

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions, or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of June 30, 2022, the Company has $ 0.0 in deferred revenue. As of December 31, 2021, the Company also had $ 0.0 deferred revenue.

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

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of June 30, 2022, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of June 30, 2022, the Company has a cash balance of $540,645 in cash and cash equivalents, compared to $16,435 on December 31, 2021.

Accounts Receivable

As of June 30, 2022, Accounts Receivable are stated at net realizable value of $1,174,583. This value includes an appropriate allowance for estimated uncollectible accounts. As of June 30, 2022, the Company wrote off $0 of bad debt expense. The Company wrote off $0 of bad debts during the six (6) months ended June 30, 2022, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods beef, pork, chicken, seafood, all other restaurant related goods, and includes ice cream, popsicles and the related packaging materials. As of June 30, 2022, the Company had total inventory assets of $1,986,870 consisting of all of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items. As of June 30, 2022, the Company has $1,986,870 in inventories.

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

Identifiable Intangible Assets

As of June 30, 2022, the Company’s Identifiable Intangible Assets are as follows:

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

Assembled Workforce $21,000

Unidentified Intangible Value $470,000

Total Goodwill $491,000

Total Intangible Assets and Goodwill $3,733,239

Total Accumulated Amortization $589,888

Total Intangible Assets & Goodwill (net) $3,143,351

Management does not believe that there is an impairment as of June 30, 2022.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $3,365,058 for the six (6) months ended June 30, 2022, and has an accumulated deficit of $24,600,786 as of June 30, 2022.

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

4. INVENTORIES

As of June 30, 2022, the Company had inventory assets for a total of $1,986,870. The Company had inventory assets of $1,393,215 as of December 31, 2021.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment on June 30, 2022, and December 31, 2021, consisted of:

	June 30, 2022	December 31, 2021
Computers	11,788	$11,788
Office Furniture	23,908	23,908
Building & Improvement	29,673	29,673
Forklift 1	4,533	4,533
Forklift 2	2,871	2,871
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Truck 2018 Hino 155 5647	30,181	30,181
Machinery & Equipment	1,109,811	1,109,811
Leasehold Improvements	66,932	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(1,075,345)	(932,054)

	$734,937	$878,229

Depreciation and Amortization expenses for the six (6) months ended June 30, 2022, was $249,363 compared to $386,187 for the same period of June 30, 2021.

6. ACCRUED EXPENSE

As of June 30, 2022, the Company had accrued expenses of $1,530,890 compared to $1,414,526 for the year-end December 31, 2021.

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

8. RELATED PARTY TRANSACTIONS

The following table represents a summary of promissory notes that the balance in full was converted to Restricted Common Stock

	Note Balance	Note Balance	Restricted Common
Noteholder	as of 3/31/2022	as of 6/30/22	Shares Issued
S. Masjedi	$		-
A. Masjedi	459,744	0	26,500
M. Shenkman	42,000	0	20,000

	$501,744		46,500

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of June 30, 2022:

	Note Amount	Issuance Date	Balance
Henry Mahgerefteh	$144,000	2/15/15	$125,020
BNA & TRA Capital	106,112	3 loans	109,999
1800 Diagonal Lending		7/12/17	256,250
TysAdco Partners	1,405,000	3 loans	1,266,000
LGH Investments	850,000	2 loans	661,600
Jefferson Capital	330,000	12/1/22	330,000
SBA Loan	309,900	4/1/20	159,900
Dicer	64,678	7/20/20	117,113
Seaport loan	437,500	9/30/21	250,000
TCA Global fund	2,150,000	5/1/18	3,681,792
TCA Global fund 2	3,000,000	12/17/19	7,912,924
	$9,492,933		$14,870,599

Purchase Receivables

	Amount	Issuance Date	Balance
Cap Call	$1,000,000	3 loans - 2020	$413,825
Lends Park Corp	3,119,163	6/30/22	3,119,163
Fox Capital	607,500	12/1/20	170,307
	$4,726,663		$3,703,295

Between May 17, 2022 to July 6, 2022, the Company converted the Unrelated third party noteholders to Restricted Common Shares.

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

Effective September 25, 2020, the Company entered into a settlement agreement with BNA/TRA. The settlement is in the amount of $400,000, on the 1st of every month $11,500 payment to be made until balance is paid in full. As of June 30, 2022 the note is current.

In March 2021, the Company entered into a financing arrangement with 1800 Diagonal Lending pursuant to which the Company borrowed a total principal of $256,250 secured by shares of the Company’s common stock. The notes are subject to a 6 month hold before any stock is issued. The current balance as of June 30, 2022, is $256,250.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $3,681,792 as of June 30, 2022 which includes capitalized interests.

On December 17, 2019, Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $7,912,924 as of June 30, 2022, which includes capitalized interests.

On July 20, 2020, Seaport Group Enterprises LLC entered a note in the amount of $150,000.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $2,500.00. As of June 30, 2022, the note is current.

On December 8, 2019, The Company entered into a settlement agreement on the Seller Carryback note with PNC Inc. in the amount of $700,000. The payment schedule consists of a $62,500 payment every quarter for a period of two years. As of June 30, 2022, the note is current.

In September 2020, Seaport Group Enterprises LLC entered into a revenue-based factoring agreement with Cap Call and received an aggregate of $1,000,000 CAP Call in exchange for $1,300,000.00 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make weekly payments for 50 weeks. Payments are current.

In September 2020, Seaport Group Enterprises LLC entered into a revenue-based factoring agreement with Fox Business and received an aggregate of $607,500.00 Fox Business in exchange for $789,750.00 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make weekly payments for 42weeks. Payments are current.

In June of 2022, Seaport Group Enterprises LLC entered into a revenue-based factoring agreement with Lendspark Capital and received an aggregate of $ 2,637,600.00 Lendspark in exchange for 3,250,000.00 of future receipts to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make daily payments for 52 weeks. Payments are current.

In the first and second quarter 2021, The Company entered into a note agreement with Tysadco Partners with a total amount of $1,405,000. In the first quarter of 2021, the Company entered into a note agreement of $325,000. The notes can be repaid in cash or converted common stock or a combination of both. Balance of all the notes is $1,266,000. As of June 30, 2022, the notes are current.

In the second quarter of 2021, The Company entered into note agreements with LGH Financial in the total amount of $661,600. The note can be repaid in cash or converted common stock or a combination of both. As of June 30, 2022, the note is current.

As of June 30, 2022, the Company had short-term notes payable of $821,269 and long-term notes payable of $14,049,330. The Company had purchase receivables of $3,703,295.

10. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 6,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of June 30, 2022, there were 4,000,000 shares of Series E Preferred Stock issued and outstanding. Additionally, Company has designated 10,000 shares of Series F Preferred Stock and 10,000 shares of the Series F Preferred Stock are issued and outstanding. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion.

From January 1, 2022, through June 30, 2022, the Company issued 190,991,579 shares of its common stock. During the three months ended June 30, 2022, the Company issued 184,393,519 shares of its common stock.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.4988 par value per share. Holders of common stock have one vote per share. As of June 30, 2022, and the same period in 2021, there were 222,610,721 and 18,125,488 shares of the Company’s common stock issued and outstanding, respectively.

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

Major Customer

The Company has one major customer that accounted for approximately 44% and $4,494,708 of sales for the six months ended June 30, 2022. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 48% and $4,041,033 of cost of sales for the six months ended June 30, 2022. The Company expects to maintain this relationship with the vendor.

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

In the second quarter ended June 30, 2022, the Company issued a total of 184,393,519 restricted common stock. The issued 105,538,417 of restricted common stock in lieu of $1,478,597 debt or notes payable and 78,855,102 of restricted common stock for $379,493 of accounts payable for services.

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

Results of Operations

Six Months ended June 30, 2022, as Compared to Six Months Ended June 30, 2021

Revenues — The Company recorded $20,918,818 sales revenue for the six months ended June 30, 2022, as compared to $18,841,559 for the same period of June 30, 2021. The Company had $1,986,870 inventory of saleable merchandise as of June 30, 2022, as compared to $1,407,026 for the same period ending June 30, 2021.

Operating Expenses — Total cash used in operating expenses for the six months ended June 30, 2022, was $4,247,385 as compared to $3,657,791 in the same period in, 2021, due to increased operating activities during the period ended June 30, 2022.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the six months ended June 30, 2022, increased to $3,237,367 from $2,575,562 in the same period in 2021, which was due to an increase in various business expenses.

Marketing and Advertising Expenses – Marketing and advertising expenses for the six months ended June 30, 2022, was $53,705 compared to $199,148 on June 30, 2021.

Professional fees – Professional fees expense for the six months ended June 30, 2022, was $539,450, which includes accounting, legal fees and consulting services compared to $346,894 during the same period in 2021.

Depreciation and Amortization Expenses — Depreciation and Amortization expenses for the six months ended June 30, 2022, and 2021 were $249,363 and $386,187, respectively.

Salaries and Wages — Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the six months ended June 30, 2022, was $1,488,112 as compared to $1,437,656 for the prior same period.

Other Non-Operating Income and Expenses — For the six months period ended June 30, 2022, the Company recorded interest and penalty expenses in the amount of $2,406,038 for a non-operating loss in the same amount. In the six months ended June 30, 2021, the Company recorded other non-operating expenses of $1,438,000 in interest expense for a non-operating loss in the same amount.

Net Loss — Net loss for three months ended June 30, 2022, was $2,284,832, as compared to net loss of $3,365,058 for the six months in the same year ended June 30, 2022. Net loss for six months ended June 30, 2022, was $3,365,058, as compared to net loss of $2,322,502 for the six months ended June 30, 2021.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2022, the Company had a working capital deficit of $5,833,689 consisting of $540,645 in cash or cash equivalents, $1,174,583 in accounts receivable, $1,986,870 in inventory, $314,007 in other assets and $16,845 in deposits, offset by accounts payable of $3,564,516, accrued expenses of $1,530,890, equipment of $33,668, current portion of notes payable of $4,524,564 and $231,000 in other current liabilities.

For the six months period ended June 30, 2022, the Company used $2,432,681 of cash in operating activities, had not provided or used cash for investing activities and obtained $2,956,892 cash from financing activities, resulting in an increase in total cash of $524,211 and a cash balance of $540,645 for the period. For the six months period ended June 30, 2021, the Company used cash of $1,413,692 in operating activities, had not used or provided cash for investing activities and obtained cash of $1,890,608 from financing activities, resulting an increase in cash of $374,934 and a cash balance of $433,164 at the end of such period.

Total current assets as of June 30, 2022, was $4,032,950, while current liabilities were $9,866,639. The Company has incurred an operating loss of $4,247,385 for the six months period ended June 30, 2022, largely due the increase in operating expenses, and increase in interest and penalty fees. During the six months period ended June 30, 2022, the Company had an accumulated deficit of $24,600,786. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of June 30, 2022		As of Dec 31, 2021
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	821,269	14,049,330	1,089,544	13,552,008

Notes Payable - Related	-	-	425,398	42,000
	$821,269	$14,049,330	$1,514,942	$13,594,008

Total Notes Payable for related and unrelated parties decreased by $238,351 from the fiscal year ended December 31, 2021, from $15,108,950 to $14,870,599 in the six months period ended June 30, 2022.

As of June 30, 2022, total stockholders’ equity deficit increased to $15,988,457 from $14,737,757 as of December 31, 2021. Accumulated deficit increased from $21,235,728 in the fiscal year ended December 31, 2021, to $24,600,786 for the six months period ended June 30, 2022.

As of June 30, 2022, the Company had a cash balance of $540,645 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist on June 30, 2022:

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

On or about November 23, 2020, in action in San Diego Supreme Court was filed against San Diego Farmers Outlet and Pacific Ventures Group. The plaintiff was awarded of damages in the sum of $29,000.00. The Company is making monthly payments in the amount of $1583.33.

The Company went to arbitration with Tradigital vs PACV for a dispute of a service agreement. Tradigital was awarded $54,000. We are still in negotiations on a monthly payment schedule.

The Company has one open labor disputes currently pending with David Washington. The Company is unable to estimate the likelihood of an unfavorable outcome in the case or estimate the amount owed range of potential loss at this time.

 Rudy Peraya had a labor disbute with Seaport Meat Company and it has been settled.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2022, the Company issued 190,991,579 shares of its common stock for conversion of notes in transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

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

PACIFIC VENTURES GROUP, INC.

Date: August 22, 2022	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

