Form 10-Q/A
period 2022-09-30
Pacific Ventures Group, Inc.
filed 2022-11-22
CIK 882800

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

PACIFIC VENTURES GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the nine months
	ended Sept 30, 2022
	(unaudited)	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$690,154	$16,435
Accounts receivable	1,092,438	1,402,334
Inventory Asset	1,414,271	1,393,215
Other Current Asset	34,379	34,379
Right to Use Asset	195,000	249,000
Deposits	16,845	16,845
Total Current Assets	3,443,087	3,112,207
Fixed Assets
Fixed assets, net	$663,362	$878,229
Total Fixed Assets	663,362	878,229
Other Assets
Intangible Assets	$3,090,315	$3,249,423
Right to Use Asset	374,002	374,002
Rent & Utilities Deposit	5,631	5,520
	3,469,948	3,628,945
TOTAL ASSETS	$7,576,397	$7,619,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,853,958	$3,475,443
Accrued expenses	1,612,552	1,414,526
Lease Liability	195,000	249,000
Current portion, notes payable	4,537,686	2,793,169
Current portion, notes payable - related party	-	425,398
Current portion, leases payable	27,192	42,344
Total Current Liabilities	$10,226,388	$8,399,880

Long-Term Liabilities:
Notes payable	$14,320,261	$13,552,008
Notes payable - related party	-	42,000
Lease Liability	363,250	363,250
Total Long-Term Liabilities	14,683,511	13,957,258

Total Liabilities	$24,909,899	$22,357,138

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 Series E, issued and outstanding	$4,000	$4,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.001 par value, 900,000,000 shares authorized, and 330,951,025 issued and outstanding at September 30, 2022, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	899,841	15,771,642
Additional paid in capital	8,036,043	(9,277,681)
Accumulated deficit	(26,273,396)	(21,235,728)

Total Stockholders’ Equity (Deficit)	$(17,333,502)	$(14,737,757)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,576,397	$7,619,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the three months		For the nine months
	ended Sept 30,		ended Sept 30,
	2022	2021	2022	2021

Sales, net of discounts	$9,918,873	$11,665,852	$30,837,691	$30,507,410
Cost of Goods Sold	8,747,961	10,382,872	26,504,179	26,978,646
Gross Profit	1,170,912	1,282,980	4,333,512	3,528,764
Operating Expenses
Selling, general and administrative	1,629,870	1,554,041	4,867,302	4,172,571
Marketing and Advertising	14,735	41,963	80,667	241,110
Amortization and Depreciation expense	124,682	199,744	374,045	585,931
Professional fees	145,351	572,617	684,801	919,510
Officer Compensation	75,000	75,000	242,500	225,000
Operating Expenses/(Loss)	1,989,638	2,443,363	6,249,315	6,144,123
Income/ (Loss) from Operations	(818,726)	(1,160,384)	(1,915,803)	(2,615,359)
Other Non-Operating Income and Expenses
Interest expense	(952,049)	(1,080,512)	(3,358,087)	(2,476,692)
Net Income/(Loss) before Income Taxes	(1,770,776)	(2,240,896)	(5,273,890)	(5,092,051)
Provision for income taxes
Net Ordinary Income/(Loss)	(1,770,776)	(2,240,896)	(5,273,890)	(5,092,051)
Other Income / Expense
Other Income - Other	158,166	10,063	236,221	540,410
Net Income/(Loss)	$(1,612,610)	(2,230,833)	$(5,037,668)	(4,551,641)
Basic and Diluted Loss per Share -Common Stock	$(0.00487)	$(0.07329)	$(0.01522)	$(0.14953)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	330,951,025	30,440,466	330,951,025	30,440,466

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

In June of 2022, Seaport Group Enterprises LLC entered into a revenue-based factoring agreement with Lendspark Capital and received an aggregate of $2,637,600.00 Lendspark in exchange for 3,250,000.00 of future receipts to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make daily payments for 46 weeks. Payments are current.

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

