Form 10-K
period 2022-12-31
Pacific Ventures Group, Inc.
filed 2023-06-01
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of the common stock quoted on the OTCQB, operated by OTC Markets Group, Inc., as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,875,160.

As of May 25, 2023, the registrant had 716,784,701 shares of common stock outstanding, $0.001 par value.

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

Products and Brands

Seaport Meat Company. Seaport Meat Company was established in 1980 and manufactures custom processed beef, pork, chicken, lamb, veal and seafood. Seaport Meat Company has become Southern California’s premier meat purveyor. Our meats are offered in favored restaurants and butcher shops in Southern California, Arizona, Nevada and Colorado.

Our HACCP-Compliant facility is a state-of-the-art food distribution building, constructed specifically to meet the needs of you, our customer. Our facility has a licensed USDA inspector housed onsite to ensure that products are processed timely, frequently exceeding our customers’ needs. Seaport Meat Company’s current management team follows LEAN production methods ensuring that the customer is getting the Best Meat at the Best Price.

Seaport Meat typically processes over 225,000 pounds of product per week. This enables us to have the purchasing power and diversification to provide our customers with a one-stop supply experience, while providing the family style and personal customer support of a locally owned, independent company.

Our customers range from restaurants which feature Bar and Grill, Mexican, Italian, and steakhouse cuisines to institutions, schools and re-distributors. This enables us to have the purchasing power and diversification to provide our customers with a one-stop supply experience while providing the family style customer support of a locally owned, independent company.

Because some of our customers asked if we would offer various sundries that complement the proteins that we provide, we now offer Spices, Produce and many more items to better serve the needs of our customers.

SnöBar. SnöBar Frozen Cocktails is Alcohol Infused Ice Cream and Ice Pops made with all natural ingredients and premium alcohol with a full cocktail in every serving.

The SnöBar idea came to our CEO, Shannon Masjedi, one night at home while she was trying to create a special dessert. She started mixing alcohol into her ice cream to give it a little kick and voila! — an idea was born!

Soon after her homemade trials, she teamed up with mixologists, chefs and food scientists to perfect the taste, texture and alcohol content. Made with natural ingredients and premium alcohol, there’s a full cocktail in every serving, the alcohol infused desserts are guaranteed to stimulate and please even the most sophisticated palate.

SnöBar’s three types of ice-pops, Margarita, Mojito and Cosmopolitan, replicate the distinct flavor and experience of the traditional cocktails. The Margarita ice-pop is made with premium tequila, lime and triple sec; the Cosmopolitan ice-pop is made with premium vodka, triple sec and cranberry.

The superior-quality ice cream is available in the following flavors: Grasshopper, Pink Squirrel, Brandy Alexander Chocolate Chip, and Brandy Alexander. Each serving of SnöBar ice-pops and ice cream has the equivalent alcohol percentage of a full cocktail.

SnöBar’s ice-pops come in 50ml and 100ml, and SnöBar ice cream comes in 100ml, 3.75ml, and 1.75 liter sizes. SnöBar retail prices are comparable to that of a regular cocktail or bottle of premium alcohol.

SnöBar is available in Southern California in its branded freezers in all outlets which sell liquor, bars, restaurants and night clubs.

San Diego Farmers Outlet. San Diego Farmers Outlet is San Diego’s premier supplier of affordable fresh fruits and vegetables and specialty groceries for retail customers and wholesale restaurants.

Diners in a San Diego restaurant have likely enjoyed a meal that was prepared with produce supplied by San Diego Farmers Outlet.

Health-conscious shoppers will love cooking with the very best in fresh produce and grocery available at our retail market located at 10407 Friars Rd., at the corner of Friars and Riverdale, with the parking lot and front entrance just around that corner. Our long time clientele have been flocking to our market for the best produce in town since 1983 when the company was established and incorporated in California by lifelong friends, Ben and Sam, who married their dream of creating their own business with the desire to do well by their community by providing fresh, affordable fruits and vegetables. We continue that dream today to feed our community well, so that we all remain well.

Suppliers

We purchase from approximately 300 individual suppliers. Our suppliers generally are large corporations selling national brand name and private brand products. Additionally, regional and local suppliers support targeted geographic initiatives and private label programs requiring regional and local distribution.

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

In 2022 our Company worked very closely with OSHA and have significantly improved our safety protocols and procedures to meet and exceed all safety requirements.

Website and Availability of Information

Our corporate website is located at www.pacvgroup.com. We file annual, quarterly and current reports, and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available to the public on the SEC’s website at www.sec.gov. Those filings are also made available for free as soon as reasonably practicable after we file or furnish them to the SEC on our corporate website via the “Investors” section at info@pacvgroup.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference into and is not part of this Annual Report.

Employees

As of December 31, 2022, Pacific Ventures comprised three employees who manage the affairs of the parent corporation and the operations of its subsidiaries. On an as needed basis, the Company hires independent contractors to perform specific tasks related to the Company’s business interests. Seaport Group Enterprises LLC has 65 employees. Royalty Foods Partners LLC has 12 employees.

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

Our success depends on certain key personnel, including Shannon Masjedi

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

Our primary customer, a redistributor is responsible for generating 43.39% of our Total Sales Revenue. The loss of this as a customer or the reduction in this customers current business operations would have a material adverse effect on us as we would not have sufficient capital to continue operations for an extended period of time. We may be unsuccessful in our continuous efforts to acquire new customers to further diversify the sources of our revenue.

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

We purchase the majority of our product and supplies from one key supplier who is responsible for supplying 53% of our Total Cost of Sales of Product. This exposes us to multiple potential sources of product shortages. Unexpected changes in business conditions, materials pricing, labor issues, wars, governmental changes, tariffs, natural disasters, health epidemics such as the global COVID-19 pandemic, and other factors beyond our supplier’s control could adversely affect their operations or ability to remain solvent and operational. Occurrence of any of these risks would disrupt our supply chain and delay or prevent our operations.

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

Our independent auditors have raised substantial doubt regarding our ability to continue as a going concern.

As noted in our consolidated financial statements, we had an accumulated stockholders’ deficit of $28,971,411 and recurring losses from operations as of December 31, 2022. Our net loss for the fiscal year ended December 31, 2022 was $7,753,683. We also had a working capital deficit of approximately $8,441,964 as of December 31, 2022. We intend to fund operations through raising additional capital through debt financing and/or equity issuances and increased lending activities which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the year ending December 31, 2022. We are continuing to seek additional funds to finance our immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audit report for the fiscal years ended December 31, 2022 and 2021 contain a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to remain operational for an indefinite period of time.

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

It is possible that the last impact of the Coronavirus (“COVID-19”) pandemic, including the response thereto, could cause long-lasting stock market volatility and weakness, as well as long-lasting recessionary effects on the United States and/or global economies. Should the negative economic impact caused by the COVID-19 pandemic, including the response thereto, result in continuing long-term economic weakness in the United States and/or globally, our ability to maintain or expand our business could be negatively impacted. However, we are unable to make any prediction in this regard.

Forward-looking sttements in the Annual Report may not prove to be accurate.

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

Shannon Masjedi, our majority stockholder, director and executive officer, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. In particular, because our President, Chief Executive Officer, Interim Chief Financial Officer, Treasurer, Secretary and a director, Shannon Masjedi, who owns 169,183,000 shares of our common stock and 4,000,000 shares of Series E Preferred Stock (with 10 votes per share), and 10,000 Series F Preferred Stock (Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion).

Conversion of Series F Preferred Stock would cause significant dilution to existing common stock shareholders.

We currently have 10,000 shares of Series F Preferred Stock authorized with 10,000 shares issued and outstanding. Each share of Series F Preferred Stock is convertible into 0.1% of our common stock issued and outstanding at the time of conversion. A conversion of Series F Preferred Stock by a Series F shareholder would cause significant dilution to existing shareholders of our common stock.

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

As of the date of this Annual Report, there were no unresolved SEC comments issued to the Company.

ITEM 2.	PROPERTIES

Pacific Venture’s corporate headquarters are now located at 117 West 9th Street, Suites 316 and 423, Los Angeles, California 90015 where we occupy an aggregate of approximately 655 square feet pursuant to leases. The leases for Suites 316 and 423 are on a month-to-month basis at a monthly rate of $550 and $500, respectively.

SDFO operations are located at 10407 Friars Rd, San Diego, CA 92110, where they occupy an aggregate of approximately 10,000 square feet pursuant to leases. The 5-year leases are on an annual basis at a monthly rate of $6,000 per month.

Seaport Group Enterprise LLC is located at 2533 Folex Way, Spring Valley CA 91978, where they occupy an aggregate of approximately 12,000 square feet pursuant to the lease. The 5-year leases are on an annual basis starting at a monthly rate of $15,345.00 per month.

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

Mountain Meadow Mushroom Farms, Inc. v. Pacific Ventures Group, Inc., Royalty Foods Partners, LLC, et al. In this case filed on November 23, 2020, in San Diego Superior Court (Case No. 37-2020-00042757-CU-CL-CTL), the plaintiff sought an award of damages in the sum of $41,168. The parties entered into a settlement agreement, wherein the Company agreed to pay the sum of $29,000 over a period of approximately 30 months. The Company is current in its payment obligations.

Seaport Group Enterprises, Inc. v. Mousa Rahib dba Canada Steak. In this case filed on May 26, 2022, in San Diego Superior Court (Case No. 37-2022-00020174-CL-BC-CTL), the Company seeks damages of $2,700 in connection with the defendant’s failure to pay invoices for products delivered. The Company has filed a Request for Entry of Default against the defendant, which pleading remains under consideration by the court. The Company is unable to predict the resolution of this case.

TraDigital Marketing Group, Inc. -vs- Pacific Ventures Group, Inc. In this arbitration case filed on June 10, 2022. The arbitrator entered an award in favor of TraDigital Marketing in the amount of $54,864.40, which is to be paid by the Company over ten months. The Company is current in its payment obligations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC PINK tier of the OTC Markets under the symbol “PACV.” Trading in OTC PINK stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table reflects the high and low closing price for our common stock for the periods indicated. The information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Year Ended December 31, 2022
March 31, 2022	$0.099	$0.0281
June 30, 2022	$0.0608	$0.0117
September 30, 2022	$0.0172	$0.0043
December 31, 2022	$0.0043	$0.0014

Year Ended December 31, 2021
March 31, 2021	$0.6721	$0.361
June 30, 2021	$0.623	$0.3466
September 30, 2021	$0.6066	$0.29
December 31, 2021	$0.301	$0.0663

Number of Holders

As of the date of this Annual Report the Company had approximately 308 stockholders of record and 716,784,701 shares of common stock issued and outstanding.

Dividends

Since its inception, the Company has paid dividends one time in n 2018 to its share holds in the form of common stock but does not anticipate that it will pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company issued a total of 436,999,500 of its common stock. This comprised of 281,841,207 of debt converted and 155,158,293 of other considerations including services.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2022 and 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

COVID-19

Should the negative economic impact caused by the COVID-19 pandemic, including the response thereto, result in continuing long-term economic weakness in the United States and/or globally, our ability to maintain or expand our business could be negatively impacted. However, we are unable to make any prediction in this regard..

Inflation

During 2022, inflation became a significant negative factor in our operations and it continues to be a significant pressure on our ability to operate at a profit. Since Spring 2022, food costs have increased dramatically and our margins have been reduced. Given the current economic volatility, we are unable to predict with certainty how our operating results will be impacted by inflation during the remainder of 2023.

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

Overview 2022—

Our operations, our industry and the U.S. economy continue to be impacted by higher than normal inflation, supply chain disruptions, and labor shortages. These factors also influence the buying patterns of our customers and potentially impact consumer confidence and spending.

Over the past year, food prices overall have risen more than 10%. Egg prices, alone, soared 60%, butter is up more than 31% and lettuce jumped 25%, according to Labor Department data through December.

Strategy

In Fiscal Year 2023, the Company’s strategy is focused on:

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Annual Report and in the notes to the Company’s consolidated financial statements included elsewhere herein, we have incurred operating losses, and as of December 31, 2022 and 2021, we have accumulated deficit of $28,971,411 and $21,235,728 respectively. For the year ended December 31, 2022, we have a working capital deficiency of $8,441,964. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, our independent registered public accounting firm included an explanatory paragraph in their report for the years ended December 31, 2022 and 2021 regarding concerns about our ability to continue as a going concern.

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

Accounts Receivable (AR): AR as at the years-ended December 31, 2022 and 2021, were $1,129,670 and $1,402,334, respectively. Historically, customer accounts typically are collected within a short period of time and based on its assessment of current conditions and its experience collecting such receivables, management believes it has no significant risk related to its concentration within its accounts receivable.

Results of Operations

Year ended December 31, 2022, as compared to the year ended December 31, 2021

Revenues and Cost of Goods Sold. Revenue for the fiscal year ended December 31, 2022 decreased to $39,907,057 from $41,991,172 during the comparable period.

Cost of goods sold (“COGS”) is comprised of production costs, shipping, and handling costs. For the fiscal year ended December 31, 2022, we had costs of goods sold of $34,655,506, as compared to $37,139,454 in the comparable period ended December 31, 2021. The percentage of COGS against sales was 86.85% in the fiscal year ended December 31, 2022 compared to 88.45% in the fiscal year ended December 31, 2021.

Operating Expenses. Our Selling, General and Administrative (“SG&A”) expenses consist of sales and marketing, professional services, rents, and general office expenses (including wages for non-officer personnel). During the fiscal year ended December 31, 2022 our SG&A expenses increased to $6,521,266 from $5,933,273 in the comparable prior period, an increase of $587,994. These increases were the result of increases in general office expenses, professional services and marketing expenses. On December 31, 2022, total general office expense was $6,521,266, marketing expenses was $86,094 and professional fees was $896,567. Amortization and depreciation expenses decreased from $602,987 to $498,739 for the fiscal years December 31, 2021 and December 31, 2022, respectively.

Total operating expenses for the fiscal year ended December 31, 2022 were $8,320,167 representing an increase of $52,197, as compared to $8,267,970 for the comparable prior period ended December 31, 2021.

Other Non-Operating Income and Expenses. Non-operating expenses for the fiscal year ended December 31, 2022 were $4,487,739, consisting all in interest expense compared to a non-operating expense of $3,452,693, consisting of also all in interest expense, in the comparable prior period ended December 31, 2021.

Net Loss. Net loss for the fiscal year ended December 31, 2022 was $7,735,683, an increase in loss for $2,178,004 from $5,557,679 in the comparable prior period ended December 31, 2021.

Financial Condition, Liquidity and Capital Resources

Fiscal years ended December 31, 2022 and 2021

As of December 31, 2022, we had a working capital deficit of $8,441,964 comprised of $259,934 in cash and cash equivalents, $1,129,670 of accounts receivable, $898,995 inventory assets, other current assets of $301,379 (includes current portion of Rent to Use Asset) and $16,845 in deposits which were offset by accounts payable of $3,779,490, $1,639,049 in accrued expenses, $23,611 in lease payables, $5,339,639 in current note payables and $267,000 in lease liability. For the fiscal year ended December 31, 2022, we used $4,007,659 in operating activities. Cash provided by investing activities was $172,766. Cash provided in financing activities totaled $4,078,396, consisting of $4,008,588 in proceeds from notes payable, $465,100 from long term notes, $2,095,207 for debt conversion, $529,336 for issuance of shares for services, repayment of debt by shares $1,954,973 and loan repayments for $794,863 and $270,000 for non-related notes and long-term loans, respectively

In the comparable prior period in 2021, we had a working capital deficit of $5,287,673 comprised of $16,435 in cash and cash equivalents, $1,402,334 of accounts receivable, $1,393,215 inventory assets, other current assets of $283,379 (includes current portion of Rent to Use Asset) and $16,845 in deposits which were offset by accounts payable of $3,475,443, $1,414,526 in accrued expenses, $42,344 in lease payables, $3,218,567 in current note payables and $249,000 in lease liability. For the fiscal year ended December 31, 2021 we used $2,334,760 in operating activities. Cash used in investing activities totaled $55,498, consisting of purchase of equipment, building and improvement and fixed assets. Cash provided in financing activities totaled $2,348,459, consisting of $3,216,460 in proceeds from notes payable and $79,193 of long term notes, $287,110 for debt conversion, $237,500 shares issued for services, $422,500 shares issued for cash, $1,000 for conversion issuance of preferred shares, and $385,731 in prior year adjustments, which is offset with note or loan repayments for $1,076,952, $150,083 and $776,000 for non-related notes, related notes and long-term loans, respectively.

On December 31, 2022, we had cash and cash equivalents of $259,938 as compared to $16,435 on December 31, 2021.

Cash used in operations for the fiscal year ended December 31, 2022 was $4,007,659 as compared to $2,334,760 in the comparable prior fiscal year ended December 31, 2021. Cash used increased by $1,672,899 between periods.

For the fiscal year ended December 31, 2022, cash provided by investing totaled $172,766. We used $55,498 from investing activities in the prior fiscal year ended December 31, 2021.

Cash provided from financing activities on December 31, 2022 was $4,078,396 as compared to $2,348,459 on December 31, 2021.

As of December 31, 2022, we had total current liabilities of $11,048,789 and total liabilities were $26,042,392 as compared to $8,399,880 and $22,357,138, respectively, for December 31, 2021.

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

We plan to continue raising capital from outside sources in order to meet our liquidity needs. However, we may be unable to raise sufficient additional capital when we need it or to raise capital on favorable terms. If we are unable to obtain adequate funds on reasonable terms, we may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

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

PACIFIC VENTURES GROUP, INC.

December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Pacific Ventures Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pacific Ventures Group Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $28,971,411 and a negative cash flow from operations amounting to $7,735,683 for the year ended December 31, 2022. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company has one major customer that accounted for approximately 43.39%and $ 16,220,091 of sales for the year ended December 31, 2022. The Company expects to maintain this relationship with the customer. The Company has one major vendor that accounted for approximately 53.23% and $16,547,785 of cost of sales for the year ended December 31, 2022. The Company expects to maintain this relationship with the vendor.

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

Albert Garcia, CPA

DylanFloyd Accounting & Consulting

We have served as the Company’s auditor since 2016.

Newhall, California

April    , 2023

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$259,937	$16,435
Accounts receivable	1,129,670	1,402,334
Inventory Asset	898,995	1,393,215
Other Current Asset	34,379	34,379
Right to Use Asset	267,000	249,000
Deposits	16,845	16,845
Total Current Assets	2,606,826	3,112,207
Fixed Assets
Fixed assets, net	$591,638	$878,229
Total Fixed Assets	591,638	878,229
Other Assets
Intangible Assets	$2,864,508	$3,249,423
Right to Use Asset	125,002	374,002
Rent & Utilities Deposit	5,520	5,520
	2,995,030	3,628,945
TOTAL ASSETS	$6,193,494	$7,619,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,779,490	$3,475,443
Accrued expenses	1,639,049	1,414,526
Lease Liability	267,000	249,000
Current portion, notes payable	5,339,639	2,793,169
Current portion, notes payable - related party	-	425,398
Current portion, leases payable	23,611	42,344
Total Current Liabilities	$11,048,789	$8,399,880

Long-Term Liabilities:
Notes payable	$14,879,353	$13,552,008
Notes payable - related party	-	42,000
Lease Liability	114,250	363,250
Total Long-Term Liabilities	14,993,603	13,957,258

Total Liabilities	$26,042,392	$22,357,138

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,000,000 Series E, issued and outstanding	$4,000	$4,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.001 par value, 900,000,000 shares authorized, and 468,618,642 issued and outstanding at December 31, 2022, which reflects the 1-for-500 reverse stock split that occurred on Apr 13, 2020	1,037,509	15,771,642
Additional paid in capital	8,080,996	(9,277,681)
Accumulated deficit	(28,971,411)	(21,235,728)

Total Stockholders’ Equity (Deficit)	$(19,848,897)	$(14,737,757)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,193,494	$7,619,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the period ended
	December 31
	2022	2021

Sales, net of discounts	$39,907,057	$41,991,172
Cost of Goods Sold	34,655,506	37,139,454
Gross Profit	5,251,551	4,851,718
Operating Expenses
Selling, general and administrative	6,521,266	5,933,273
Marketing and Advertising	86,094	286,752
Amortization and Depreciation expense	671,505	602,987
Professional fees	896,567	1,144,959
Officer Compensation	317,500	300,000
Operating Expenses/(Loss)	8,492,933	8,267,970
Income/ (Loss) from Operations	(3,241,382)	(3,416,252)
Other Non-Operating Income and Expenses
Interest expense	(4,487,739)	(3,452,693)
Net Income/(Loss) before Income Taxes	(7,729,121)	(6,868,945)
Provision for income taxes
Net Ordinary Income/(Loss)	(7,729,121)	(6,868,945)
Other Income / Expense
Other Income - Other	(6,563)	1,311,266
Net Income/(Loss)	$(7,735,683)	(5,557,679)
Basic and Diluted Loss per Share - Common Stock	$(0.01651)	$(0.17577)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	468,618,642	31,619,142

Common stock outstanding shares reflect the 1-for-500 reverse stock split that occurred on Apr 13, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Statement of Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021 and 2022

	Class A Common Stock		Series E Preferred Stock		Series F Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Shares Sold for Cash	2,207,142	1,100,922					(678,422)		422,500
Note conversion	2,040,054	1,017,579					(730,469)		287,110
Shares Issued for Services	500,595	249,697					(12,197)		237,500
Cancelled shares									-
Shares Issued in exchange of preferred E shares	10,000,000	4,988,000	(1,000,000)	(1,000)			(4,987,000)		-
Prior Period Adjustment								385,731	385,731
Net loss for the year ended December 31, 2021								(5,557,679)	(5,557,679)

Balance, December 31, 2021	31,619,142	$15,771,642	4,000,000	$4,000	10,000	$10	$(9,277,682)	$(21,235,728)	$(14,737,757)

Shares Sold for Cash									-
Note conversion	281,841,207	281,841					1,813,366		2,095,207
Shares Issued for Services	155,158,293	155,158					374,178		529,336
Cancelled shares									-
Shares Issued in exchange of preferred E shares									-
Prior Period Adjustment		(5,215,133)		(9,956,000)			15,171,133		-
Net loss for the year ended December 31, 2022								(7,735,683)	(7,735,683)

Balance, December 31, 2022	468,618,642	$10,993,509	4,000,000	$(9,952,000)	10,000	$10	$8,080,995	$(28,971,411)	$(19,848,897)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the period
	ended December 31
	2022	2021

OPERATING ACTIVITIES
Net loss	$(7,735,683)	$(5,557,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-
Depreciation & Amortization Expense	498,739	567,042

Changes in operating assets and liabilities
Accounts receivable	272,663	(191,600)
Inventory	494,220	(175,754)
Other Current Assets	-
Other Assets	-	6,000
Accounts payable	372,914	620,620
Accrued expenses	148,193	509,815
Other Current liabilities	(6,764)	5,451
Capitalized interest or penalty fees	1,948,059	1,881,345
Other Changes in Assets
Net Cash Provided by / (Used in) Operating Activities	(4,007,659)	(2,334,760)
INVESTING ACTIVITIES
Receivable - Related	-
Purchase of equipment, building & improvements & fixed assets	-	(55,498)
Goodwill and Intangible Assets	172,766
Net Cash Provided by / (Used In) Investing Activities	172,766	(55,498)

FINANCING ACTIVITIES
Proceeds from notes payable	4,008,588	3,216,460
Proceeds from notes payable - Related	-	-
Repayment of notes payable	(794,863)	(1,076,952)
Repayment of notes payable - Related	-	(150,083)
Proceeds from long-term loans	465,100	79,193
Repayment of long-term loans	(270,000)	(776,000)
Repayment of debt by Shares	(1,954,973)	(277,000)
Shares Issued for Debt	2,095,207	287,110
Shares Issued for Services	529,336	237,500
Shares Issued For Cash	-	422,500
Preferred Stocks Issued	-	(1,000)
Common Stock Issued In Exchange of Preferred shares	-	1,000
Prior period adjustment to retained earnings	-	385,731
Net Cash Provided by / (Used in) Financing Activities	4,078,396	2,348,459

NET INCREASE (DECREASE) IN CASH	243,503	(41,799)
CASH AT BEGINNING OF PERIOD	16,435	58,233

CASH AT END OF PERIOD	$259,938	$16,435

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest fees	$179,501	$437,505
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$2,095,207	$315,052

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Condensed Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of December 31, 2022, and December 31, 2021, the Company had $0 in deferred revenue.

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

Disputed Liabilities

The Company is involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of December 31, 2022, the Company has $40,905 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of December 31, 2022, the Company had a cash balance of $259,937 in cash and cash equivalents, compared to $16,435 on December 31, 2021.

Accounts Receivable

Accounts receivable are stated at net realizable value of $1,129,670. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the level of past due accounts and the relationship with and financial status of our customers. As of December 31, 2021, the Company wrote off $588 of bad debt expense. The Company write off $3,011 during the year ended December 31, 2022.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods beef, chicken, pork, seafood, and other food service related products. As of December 31, 2022, the Company had total inventory assets of $898,995 consisting of fresh and frozen proteins and seafood and all other restaurants supply items. As of December 31, 2021, the Company has $1,393,215 in inventories.

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

Identifiable Intangible Assets

As of December 31, 2022, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet)	$141,000
Trade Name (Seaport Meat)	$449,000
Wholesale Customer Relationships (San Diego Farmers Outlet)	$266,000
Wholesale Customer Relationships (Seaport Meat)	$2,334,239
Total Identifiable Intangible Assets	$3,190,239

Goodwill

Total Goodwill	$370,234

Total Accumulated Amortization is	$695,965

Total Intangible Assets and Goodwill	$2,864,508

There is an impairment of $172,766 for the year ending December 31, 2022.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $7,735,683 for the year ended December 31, 2022 and has an accumulated deficit of $28,971,411 as of December 31, 2022.

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

4. INVENTORIES

As of December 31, 2022, the Company had inventory assets for a total of $898,995. Inventory of $1,393,215 was recorded as of December 31, 2021.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2022 and December 31, 2021, consisted of:

	December 31, 2022	December 31, 2021
Computers	$11,788	$11,788
Office Furniture	23,908	23,908
Building & Improvement	29,673	29,673
Forklift 1	4,533	4,533
Forklift 2	2,871	2,871
Truck 2019 Hino 3710	24,865	24,865
Truck 2019 Hino 7445	34,213	34,213
Truck 2018 Hino 155 5647	30,181	30,181
Machinery & Equipment	1,109,811	1,109,811
Leasehold Improvements	66,932	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(1,218,644)	(932,054)

	$591,638	$878,229

Depreciation and Amortization expense for the year ended December 31, 2022 was $671,505 compared to $602,987 for the same period of December 31, 2021.

6. ACCRUED EXPENSE

As of December 31, 2022, the Company had accrued expenses of $1,639,049 compared to $1,414,526 for the year ended December 31, 2021.

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

8. RELATED PARTY TRANSACTIONS

The following table represents a summary of promissory notes that the balance in full was converted to Restricted Common Stock

	Note Balance	Note Balance	Restricted Common
Noteholder	as of 3/31/2022	as of 12/31/22	Shares Issued
S. Masjedi	$		-
A. Masjedi	459,744	0	26,500
M. Shenkman	42,000	0	20,000

	$501,744	$0.00	46,500

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of December 31, 2022:

	Note Amount	Issuance Date	Balance
Henry Mahgerefteh	$144,000	2/15/15	114,927
BNA & TRA Capital	106,112	3 loans	52,499
1800 Diagonal Lending	88,750	7/12/17	88,750
ClearThink Capital Partners.	1,405,000	4 loans	1,266,000
LGH Investments	850,000	2 loans	503,600
Jefferson Capital	330,000	12/1/22	213,000
SBA Loan	309,900	4/1/20	300,000
Dicer	64,678	7/20/20	91,563
Seaport loan	437,500	9/30/21	125,000
TCA Global fund	2,150,000	5/1/18	3,998,848
TCA Global fund 2	3,000,000	12/17/19	8,594,342
	$8,797,190		$15,348,528

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

In May 17, 2022, the Company entered into a financing arrangement with 1800 Diagonal Lending pursuant to which the Company borrowed a loan for a total principal of $88,750 secured by shares of the Company’s common stock. The current balance as of December 31, 2022 is $88,750.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16.50%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $3,998,848 as of December 31, 2022, which includes capitalized interests.

On December 17, 2019 Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16.50%. The outstanding balance of the notes for Seaport Meat is $8,594,342 as of December 31, 2022, which includes capitalized interests.

On July 20, 2020, Seaport Group Enterprises LLC entered into a note in the amount of $64,678.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $1500.00. As of December 31, 2022, the note is current.

In August, 2021, The Company entered into a settlement agreement on the Seller Carryback note with PNC Inc in the amount of $700,000. The payment is $62,500 every quarter for a period of two years. As of December 31, 2022, the balance is $125,000.

In the second quarter 2021 and in February 2022, The Company entered into three notes with Tysadco Partners now ClearThink Capital Partners in the total amount of $1,730,000. The note can be repaid in cash or converted common stock or a combination of both. Balance of the note is $1,266,000.

In May of 2021, The Company entered into two notes with LGH Financial in the total amount of $850,000. The note can be repaid in cash or converted common stock or a combination of both. As of December 31, 2022, the balance of the notes is $503,600.

In December 2022, the company entered into a convertible promissory note with Jefferson Street Capital in the amount of $330,000 and can be repaid in cash or converted into common stock. As of December 31, 2022 the note has a balance of $213,000.

As of December 31, 2022, the Company had short-term notes payable of $469,176 and long-term notes payable of $14,879,353. The Company had purchase receivables of $4,870,463.

10. PURCHASE RECEIVABLES

In October, November, and December of 2021, Seaport Group Enterprises LLC and CapCall entered into a revenue based factoring agreement and received an aggregate of $1,000,000 in exchange for $1,300,000 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make payments of $21,500, $13,000 and $8,995. As of December 31, 2022 the balance was $1,837,253.

In November 2021, Seaport Group Enterprises LLC and Fox Capital entered into a revenue based factoring agreement and received an aggregate of $475,000 in exchange for $607,500 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make daily payments to $4,050. As of December 31, 2022 the balance was $0.

In October of In June of 2022, Seaport Group Enterprises LLC entered into a revenue-based factoring agreement with Lendspark Capital and received an aggregate of $ 2,637,600.00 Lendspark in exchange for 3,250,000.00 of future receipts to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make daily payments for 46 weeks. Payments are current.

The following table presents a summary of the Company’s purchase receivables with unrelated third parties as of December 31, 2022:

Vendor	Amount	Issuance Date	Balance
Cap Call	$1,000,000	3 loans 2020	$1,837,253
Fox Capital	607,500	12/1/20	0
Lends Park Corp	3,119,163		3,033,210
	$4,726,663		$4,870,463

As of December 31, 2022, the Company had a total of $4,870,463 of purchase receivables.

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

The 436,999,500 restricted shares of the Company’s common stock issued during the fiscal year ended December 31, 2022 were for the following: 281,841,207 shares for debt conversion and 155,158,293for issued shares of its common stock for services.

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 6,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of December 31, 2022, there were 4,000,000 shares of Series E Preferred Stock issued and outstanding.

From January 1, 2022 through December 31, 2022, the Company issued 155,158,293 shares of its common stock in exchange for various services and 281,841,207 shares for repayment of debt.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of December 31, 2021, and 2022, there were 31,619,142 and 468,618,642 shares of the Company’s common stock issued and outstanding, respectively.

12. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under two operating leases for office spaces and associated building expenses. Both leases are on a month-to-month basis at a monthly rate of $550 and $450, respectively.

SDFO operations are located at 10407 Friars Rd, San Diego, CA 92110, where they occupy an aggregate of approximately 10,000 square feet pursuant to leases. The 5-year leases are on an annual basis at a monthly rate of $6,000 per month.

Seaport Group Enterprise LLC is located at 2533 Folex Way, Spring Valley CA 91978, where they occupy an aggregate of approximately 12,000 square feet pursuant to the lease. The 5-year leases are on an annual basis starting at a monthly rate of $15,345.00 per month.

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

Future minimum lease payments, as set forth in the lease, are below:

YEAR	AMOUNT
2022	$177,000
2023	$184,140
2024	$187,812

Concentration Risk

The Company is potentially subject to concentration risk in its sales revenue and from a major supplier of goods for sale.

Major Customer

The Company has one major customer that accounted for approximately 43.39% and $16,220,091 of sales for the year ended December 31, 2022. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 53.56% and $16,547,745 of cost of sales for the year ended December 31, 2022. The Company expects to maintain this relationship with the vendor.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, due to the presence of material weaknesses described below, our disclosure controls and procedures were ineffective because of the material weaknesses described below.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework. The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2022:

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

Pacific Ventures Compensation

The following table sets forth certain compensation information for: (i) Pacific Ventures’ principal executive officer serving in such capacity during fiscal years ended December 31, 2022 and 2021; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2022 and 2021; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2022 and 2021. Compensation information is shown for the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation	Total Deferred/Accrued

Shannon Masjedi, CEO	2022	$385,000	-0-	-0-	-0-	-0-	$385,000
ShannonMasjedi, CEO	2021	$385,000	-0-	-0-	-0-	-0-	$385,000

(1) Mr. Smith was terminated as CEO in March 2017.

Seaport/San Diego Farmers Outlet Compensation

The following table sets forth certain compensation information for: (i) San Diego Farmers Outlet’ and Seaport Meat Company principal executive officer serving in such capacity during the fiscal years ended December 31, 2022 and 2021; (ii)Compensation information is shown for the fiscal years ended December 31, 2022 and 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	All Other Compensation	Total

Shannon Masjedi, CEO	2022	$367,462	-0-	-0-	-0-	-0-	$385,000
ShannonMasjedi, CEO	2021	$408,000	-0-	-0-	-0-	-0-	$408,000

Employment Agreements

We have entered into a written employment agreement with our Chief Executive Officer, Shannon Masjedi. Under this employment agreement, Ms. Masjedi is paid an annual salary of $385,000.

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf. During the 2022 fiscal year, none of our directors received any compensation specifically for their services as a director.

Compensation Committee Interlocks and Insider Participation

We have no compensation committee of our board of directors, and during the year ended December 31, 2022, our directors and officers participated in deliberations of our board of directors regarding officer compensation. During the year ended December 31, 2022,no executive officer of our Company (i) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors, (ii) served as a director of another entity, one of whose executive officers served on our board of directors, or (iii) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

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

COMMON STOCK

	Amount and Nature of Beneficial Ownership (1)	Percentage of Class Common (2)
Executive Officers and Directors

Shannon Masjedi (2)	169,187,040	23.60%
Marc Shenkman	39,522,828	5.51%
All officers and directors a group (2 persons)	208,709,868	29.11%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our common stock held by them.

(2)	Applicable percentage ownership is based on 716,784,701 shares of our common stock outstanding as of the date of this Annual Report.

(3)

Includes 57,103,000 shares of our common stock owned by ACD Trust (“Trust”). The trustee of the Trust is Shannon Masjedi who holds voting and investment power over the shares of our common stock owned by the Trust.

PREFERRED STOCK

	Amount and Nature of Beneficial Ownership(1)				Percentage of Class
	Series E		Series F		Preferred(1)
Executive Officers and Directors

Shannon Masjedi	6,000,000		10,000		100.0%
Marc Shenkman			0		0.0%
All officers and directors a group (2 persons)	6,000,000	(2)	10,000	(3)	100.0%

5% Shareholders
None			0		0%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our preferred stock held by them. Applicable percentage ownership is based on 6,000,000 shares of our Series E Preferred Stock and 10,000 of our Series F Preferred Stock issued and outstanding.

33

(2)

Each share of Series E Preferred Stock has a 10-to-1 voting preference where everyone share of Series E Preferred Stock is equivalent in votes to ten shares of Common Stock, resulting in the equivalent of 60,000,000 voting shares of common stock. When combined with the voting rights of current common and preferred shareholders, the Series E Preferred shareholder(s) has a 21.2% vote on all company matters on a fully diluted basis.

(3)	Represents 10,000 shares of our Series F Preferred Stock owned directly by Shannon Masjedi. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion and has voting rights equivalent to the conversion rights for a total of 468,618,642 common stock voting share equivalents representing 91.6% of the voting power on fully diluted basis.

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

Grants. The 2017 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

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

Employment Agreement

We have entered into a written employment agreement with our Chief Executive Officer, Shannon Masjedi. Under this employment agreement, Ms. Masjedi is paid an annual salary of $385,000.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For fiscal year end December 31, 2021:	$70,000.

We did not pay any other fees as specified in Item 9(e) of Schedule 14A.

Pre-Approval Policies and Procedures

We do not currently have a separate audit committee. Our board of directors is responsible for the pre-approval of all audits and permitted non-audit services to be performed for our Company by the independent auditors. The fees paid to the independent auditors that are shown in the chart above for 2022 and 2021 were approved by our board of directors in accordance with the procedures described below.

Our board of directors reviews and approves all audit and non-audit services proposed to be provided, other than de minimis non-audit services which may instead by preapproved in accordance with applicable SEC rules.

There were no audit or non-audit services provided to us for the years ended December 31, 2022 and 2021 that were not approved by our board of directors. Our board of directors determined that the services rendered by Dylan Floyd Accounting & Consulting are compatible with maintaining their independence as our independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed.

(1) Financial Statements (Included in Item 8 of this Annual Report)

Consolidated Financial Statements of Pacific Ventures Group, Inc.:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of December 31, 2022 and 2021

●	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

●	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021

●	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

●	Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in this Annual Report.

** SEC Counsel or CPA to add footnotes below **

(b)	Exhibits.

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

Exhibit Number	Description
2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 14, 2015).
2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).
2.3††	Asset Purchase Agreement, dated as of January 31, 2018, by and among the Company, Royalty Foods, LLC and San Diego Farmers Outlet, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on February 5, 2018).
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2017).
3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).
3.3*	Amended and Restated Series F Preferred Stock
10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.2	Distribution Agreement, dated March 16, 2015, by and between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.3	Distribution Agreement, dated June 5, 2015, by and between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).

Exhibit Number	Description
10.4	Exclusive Distribution Agreement, dated February 3, 2015, by and between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.5	Distribution Agreement, dated May 1, 2015, by and between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.7	Anti-Dilution Agreement, dated September 25, 2015, by and among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report Form 8-K, as filed with the SEC on September 25, 2015).
10.9	Trust Agreement, dated June 1, 2013, by and between Snobar Holding, Inc. and Azizollah Masjedi (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.10	Form of Promissory Note by and between the Company and certain related parties (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).
10.11†	Pacific Ventures Group, Inc. 2017 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.12†	Form of Pacific Ventures Group, Inc. Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
10.13†	Form of Pacific Ventures Group, Inc. Nonqualified Stock Option Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2017).
16.1	Letter from Anderson Bradshaw PLLC, dated April 20, 2016, addressed to the Securities and Exchange Commission (incorporated by reference from the Company’s Current Report on Form 8-K, as filed on April 20, 2016, Exhibit 16).
21.1*	List of subsidiaries of the Company.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.INS*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
††	Schedules have been omitted pursuant to Item 601(b)(ii) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: June 1, 2023	By:	/s/ Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shannon Masjedi	Director, President, Chief Executive Officer and Interim Chief Financial Officer	June 1, 2023
Shannon Masjedi

/s/ Marc Shenkman	Chairman of the Board of Directors	June 1, 2023
Marc Shenkman

