Form 10-Q
period 2023-03-31
Pacific Ventures Group, Inc.
filed 2023-06-21
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of June 19, 2023, there were 751,784,701 shares of the registrant’s common stock, $.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the three months ended March 31, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$321,306	$259,938
Accounts receivable	663,527	1,129,670
Inventory Asset	1,173,041	898,995
Other Current Asset	34,379	34,379
Right to Use Asset	189,000	267,000
Deposits	16,845	16,845
Total Current Assets	2,398,097	2,606,826
Fixed Assets
Fixed assets, net	$539,391	$878,229
Total Fixed Assets	539,391	878,229
Other Assets
Intangible Assets	$2,811,472	$2,864,508
Right to Use Asset	185,002	125,002
Rent & Utilities Deposit	5,218	5,520
	3,001,692	2,995,030
TOTAL ASSETS	$5,939,180	$6,193,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,999,419	$3,779,490
Accrued expenses	1,621,117	1,639,049
Lease Liability	189,000	267,000
Current portion, notes payable	5,511,752	5,339,639
Current portion, notes payable - related party	-	-
Current portion, leases payable	17,135	23,611
Total Current Liabilities	$11,338,424	$11,048,789

Long-Term Liabilities:
Notes payable	$15,325,111	$14,879,353
Notes payable - related party	-	-
Lease Liability	174,250	114,250
Total Long-Term Liabilities	15,499,361	14,993,603

Total Liabilities	$26,837,785	$26,042,392

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 6,000,000 Series E, issued and outstanding	$4,000	$4,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.001 par value, 900,000,000 shares authorized, and 468,618,642 issued and outstanding at March 31, 2023,	1,037,509	1,037,509
Additional paid in capital	8,080,996	8,080,996
Accumulated deficit	(30,021,119)	(28,971,411)

Total Stockholders’ Equity (Deficit)	$(20,898,604)	$(19,848,897)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,939,180	$6,193,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the three months ended March 31
	2023	2022

Sales, net of discounts	$7,694,088	$10,385,145
Cost of Goods Sold	6,398,718	8,700,684
Gross Profit	1,295,369	1,684,461
Operating Expenses
Selling, general and administrative	1,277,030	1,506,999
Marketing and Advertising	17,696	28,838
Amortization and Depreciation expense	105,284	124,682
Professional fees	66,531	75,184
Officer Compensation	75,000	75,000
Operating Expenses/(Loss)	1,541,541	1,810,702
Income/ (Loss) from Operations	(246,172)	(126,242)
Other Non-Operating Income and Expenses
Interest expense	(820,414)	(978,626)
Net Income/(Loss) before Income Taxes	(1,066,585)	(1,104,867)
Provision for income taxes
Net Ordinary Income/(Loss)	(1,066,585)	(1,104,867)
Other Income / Expense
Other Income - Other	16,878	24,642
Net Income/(Loss)	$(1,049,707)	(1,080,226)
Basic and Diluted Loss per Share - Common Stock	$(0.00224)	$(0.17577)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	468,618,642	38,217,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the three months ended March 31
	2023		2022

OPERATING ACTIVITIES
Net loss		$(1,049,707)	$(1,080,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services
Depreciation & Amortization Expense		105,284	124,682

Changes in operating assets and liabilities
Accounts receivable		466,142	116,119
Inventory		(274,046)	(282,303)
Other Current Assets		302	(150)
Other Assets
Accounts payable		188,258	345,874
Accrued expenses		5,685	69,055
Other Current liabilities		1,577	3,701
Capitalized interest or penalty fees		523,480	509,245
Other Changes in Assets
Net Cash Provided by / (Used in) Operating Activities		(33,026)	(194,003)
INVESTING ACTIVITIES
Receivable - Related
Purchase of equipment, building & improvements & fixed assets
Goodwill and Intangible Assets
Net Cash Provided by / (Used In) Investing Activities		-	-

FINANCING ACTIVITIES
Proceeds from notes payable		764,499	170,759
Proceeds from notes payable - Related
Repayment of notes payable		(607,605)	(132,931)
Repayment of notes payable - Related
Proceeds from long-term loans			325,000
Repayment of long-term loans		(62,500)	(82,500)
Repayment of debt by Shares			(147,710)
Shares Issued for Debt			147,710
Shares Issued for Services			108,557
Shares Issued For Cash
Preferred Stocks Issued
Common Stock Issued In Exchange of Preferred shares
Prior period adjustment to retained earnings
Net Cash Provided by / (Used in) Financing Activities		94,394	388,885

NET INCREASE (DECREASE) IN CASH		61,368	194,882
CASH AT BEGINNING OF PERIOD		259,938	16,435

CASH AT END OF PERIOD		$321,306	$211,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest fees		$55,000	$50,500
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$		$147,710

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions, or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of March 31, 2023, the Company has $ 0.0 in deferred revenue. As of December 31, 2022, the Company also had $ 0.0 deferred revenue.

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

Disputed Liabilities

The Company may from time to time be involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of March 31, 2023, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of March 31, 2023, the Company has a cash balance of $321,306 in cash and cash equivalents, compared to $259,938 on December 31, 2022.

Accounts Receivable

As of March 31, 2023, Accounts Receivable are stated at net realizable value of $663,527. This value includes an appropriate allowance for estimated uncollectible accounts. As of March 31, 2023, the Company wrote off $0 of bad debt expense. The Company wrote off $0 of bad debts during the three (3) months ended March 31, 2023, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods beef, pork, chicken, seafood, all other restaurant related goods, and the related packaging materials. As of March 31, 2023, the Company had total inventory assets of $1,173,041 consisting of all of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items. As of March 31, 2022, the Company has $1,675,518 in inventories.

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

Identifiable Intangible Assets

As of March 31, 2023, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet)	$141,000
Trade Name (Seaport Meat)	$449,000
Wholesale Customer Relationships (San Diego Farmers Outlet)	$266,000
Wholesale Customer Relationships (Seaport Meat)	$2,334,239

Total Identifiable Intangible Assets	$3,190,239

Goodwill

Total Goodwill	$370,234

Total Intangible Assets and Goodwill	$3,560,473

Total Accumulated Amortization	$749,001

Total Intangible Assets & Goodwill (net)	$2,811,472

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $1,049,707 for the three (3) months ended March 31, 2023, and has an accumulated deficit of $30,021,119 as of March 31, 2023.

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

4. INVENTORIES

As of March 31, 2023, the Company had inventory assets for a total of $1,173,041. The Company had inventory assets of $898,995 as of December 31, 2022.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment on March 31, 2023, and December 31, 2022, consisted of:

	March 31, 2023	December 31, 2022
Computers	11,788	$11,788
Office Furniture	23,908	23,908
Building & Improvement	29,673	29,673
Forklift 1	4,533	4,533
Forklift 2	2,871	2,871
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Truck 2018 Hino 155 5647	30,181	30,181
Machinery & Equipment	1,109,811	1,109,811
Leasehold Improvements	66,932	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(1,270,892)	(932,054)

	$539,391	$878,229

Depreciation and Amortization expenses for the three (3) months ended March 31, 2023, was $105,284 compared to $124,682 for the same period of March 31, 2022.

6. ACCRUED EXPENSE

As of March 31, 2023, the Company had accrued expenses of $1,621,117 compared to $1,639,049 for the year-end December 31, 2022.

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

8. RELATED PARTY TRANSACTIONS

The following table represents a summary of promissory notes that the balance in full was converted to Restricted Common Stock

	Note Balance	Note Balance	Restricted Common
Noteholder	as of 3/31/2022	as of 6/30/22	Shares Issued
S. Masjedi	$		-
A. Masjedi	459,744	0	26,500
M. Shenkman	42,000	0	20,000

	$501,744		46,500

9. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of March 31, 2023:

	Note Amount	Issuance Date	Balance
Henry Mahgerefteh	$144,000	2/15/15	$110,081
BNA & TRA Capital	106,112	3 loans	6,499
1800 Diagonal Lending		7/12/17	347,249
TysAdco Partners	1,405,000	3 loans	1,266,000
LGH Investments	850,000	2 loans	503,600
Jefferson Capital	330,000	12/1/22	213,000
SBA Loan	309,900	4/1/20	300,000
Dicer	64,678	7/20/20	80,497
Seaport loan	437,500	9/30/21	62,500
TCA Global fund	2,150,000	5/1/18	4,163,755
TCA Global fund 2	3,000,000	12/17/19	8,948,760
	$9,054,190		$16,001,941

Purchase Receivables

	Amount	Issuance Date	Balance
Cap Call	$1,000,000	3 loans-2020	$1,615,713
NewCo Capital Group	506,000	March 2023	506,000
Lends Park Corp	3,119,163	6/30/22	2,713,210
	$4,625,163		$4,834,923

The following description represents unrelated note payable transactions post-merger between Snöbar and the Company:

Effective September 25, 2020, the Company entered into a settlement agreement with BNA/TRA. The settlement is in the amount of $400,000, on the 1st of every month $11,500 payment to be made until balance is paid in full. As of March 31, 2023, the note is current.

In May 17 2022, the Company entered into a financing arrangement with 1800 Diagonal Lending pursuant to which the Company borrowed a total principal $88,750 secured by shares of the Company’s common stock. On Feb 23, 2023, the Company entered into a financing arrangement with 1800 Diagonal Lending pursuant to which the Company borrowed a total principal ofd $258,449 secured by shares of the Company’s common stock. As of March 31, 2023, both notes are current.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $4,163,755 as of March 31, 2023, which includes capitalized interests.

On December 17, 2019, Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $8,948,760 as of March 31, 2023, which includes capitalized interests.

On July 20, 2020, Seaport Group Enterprises LLC entered a note in the amount of $150,000.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $2,500.00. As of March 31, 2023, the note is current.

On December 8, 2019, The Company entered into a settlement agreement on the Seller Carryback note with PNC Inc. in the amount of $700,000. The payment schedule consists of a $62,500 payment every quarter for a period of two years. As of March 31, 2023, the note balance is $0.

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

In the first and second quarter 2021, the Company entered into a note agreement with ClearThink Capital Partners with a total amount of $1,405,000. In the first quarter of 2021, the Company entered into a note agreement of $325,000. The notes can be repaid in cash or converted common stock or a combination of both. Balance of all the notes is $1,266,000. As of March 31, 2023, the notes are current.

In the second quarter of 2021, the Company entered into note agreements with LGH Financial in the total amount of $518,720. The note can be repaid in cash or converted common stock or a combination of both. As of March 31, 2023, the note is current.

As of March 31, 2023, the Company had short-term notes payable of $676,829 and long-term notes payable of $15,325,111. The Company had purchase receivables of $4,834,923.

10. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 6,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of March 31, 2023, there were 6,000,000 shares of Series E Preferred Stock issued and outstanding. Additionally, Company has designated 10,000 shares of Series F Preferred Stock and 10,000 shares of the Series F Preferred Stock are issued and outstanding. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion.

From January 1, 2023, through March 31, 2023, the Company issued 0 shares of its common stock.

The Company is authorized to issue up to 5,000,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of March 31, 2023, and the same period in 2022, there were 468,618,642 and 38,217,202 shares of the Company’s common stock issued and outstanding, respectively.

11. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

Operating Lease

The Company is currently obligated under two operating leases for office spaces and associated building expenses. Both leases are on a month-to-month basis at a monthly rate of $525 and 650, respectively.

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

Future minimum lease payments, as set forth in the lease, are below:

YEAR	AMOUNT
2023	$72,000
2024	$72,000
2025	$72,000
2026	$24,000

The Company on December 1, 2019, entered into a lease agreement for a facility site for office space for Seaport Meat Company. The lease has a term of five years expiring on November 30, 2024.

Future minimum lease payments, as set forth in the lease, are below:

YEAR	AMOUNT
2023	$177,000
2024	$177,000
2025	$177,000
2026	$177,000
2027	$162,250

Concentration Risk

The Company is potentially subject to concentration risk in its sales revenue and from a major supplier of goods for sale.

Major Customer

The Company has one major customer that accounted for approximately 44% and $4,494,708 of sales for the three months ended March 31, 2023. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 48% and $4,041,033 of cost of sales for the three months ended March 31, 2023. The Company expects to maintain this relationship with the vendor.

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

Basis of Presentation

The unaudited financial statements for the three months ended March 31, 2023 and 2022, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

The following discussion and analysis is intended to help the reader understand the Company, our financial condition and results of operations and our present business environment. It should be read together with our consolidated financial statements and related notes contained elsewhere in this Quarterly Report. The following discussion and analysis contains certain financial measures that are not required by, or presented in accordance with, accounting principles generally accepted in the U.S. (“GAAP”). We believe these non- GAAP financial measures provide meaningful supplemental information about our operating performance and liquidity.

COVID-19

Should the negative economic impact caused by the COVID-19 pandemic, including the response thereto, result in continuing long-term economic weakness in the United States and/or globally, our ability to maintain or expand our business could be negatively impacted. However, we are unable to make any prediction in this regard.

Inflation

During 2022, inflation became a significant negative factor in our operations and it continues to be a significant pressure on our ability to operate at a profit. Since Spring 2022, food costs have increased dramatically and our margins have been reduced. These inflationary pressures continue to impact our operations. However, given the current economic volatility, we are unable to predict with certainty how our operating results will be impacted by inflation during the remainder of 2023.

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

Strategy

Beginning during the first quarter of 2023, the Company’s strategy has been focused on:

●	incrementally increase sales and profitability of San Diego Farmers Outlet (SDFO) and Seaport Meat Company.
●	expanding Snöbar production and distribution
●	acquisition of food production or distribution companies that are synergistic with SDFO and Seaport Meat Company.

Seaport is looking to improve the current processing line and add and upgrade to a more efficient and automated processing line. This will allow Seaport to operate more efficiently and reduce the amount of overtime hours on the production line. Seaport plans to increase its customer base.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Quarterly Report and in the notes to the Company’s consolidated financial statements included elsewhere herein, we have incurred operating losses, and as of March 31, 2023 and 2022, we have accumulated deficit of $_________ and $____________, respectively. At March 31, 2023, we had a working capital deficiency of $_______. These factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating operating cash flow and raising capital sufficient to fund operations. Our business strategy may not be successful in funding ongoing operations and accelerating our domestic and international expansion, and if we cannot continue as a going concern, our stockholders may lose their entire investment in us.

Plan of Operation for the Next Twelve Months

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

Results of Operations

Three Months ended March 31, 2023, as Compared to three Months Ended March 31, 2022

Revenues — The Company recorded $7,694,088 sales revenue for the three months ended March 31, 2023, as compared to $10,385,145 for the same period of March 31, 2022. The Company had $1,173,041 inventory of saleable merchandise as of March 31, 2023, as compared to $1,675,518 for the same period ending March 31, 2022.

Operating Expenses — Total cash used in operating expenses for the three months ended March 31, 2023, was $33,026 as compared to $194,003 in the same period in 2022.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended March 31, 2023, decreased to $1,277,030 from $1,506,999 in the same period in 2022, which was due to an decrease in various business expenses.

Marketing and Advertising Expenses – Marketing and advertising expenses for the three months ended March 31, 2023, was $17,696 compared to $28,838 on March 31, 2022.

Professional fees – Professional fees expense for the three months ended March 31, 2023, was $66,531, which includes accounting, legal fees and consulting services compared to $75,184 during the same period in 2022.

Depreciation and Amortization Expenses — Depreciation and Amortization expenses for the three months ended March 31, 2023, and 2022 were $105,284 and $124,682, respectively.

Salaries and Wages — Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the three months ended March 31, 2023, was $655,194 as compared to $761,579 for the prior same period.

Other Non-Operating Income and Expenses — For the three months period ended March 31, 2023, the Company recorded interest and penalty expenses in the amount of $820,414 for a non-operating loss in the same amount. In the three months ended March 31, 2022, the Company recorded other non-operating expenses of $978,626 in interest expense for a non-operating loss in the same amount.

Net Loss — Net loss for three months ended March 31, 2023, was $1,049,707, as compared to net loss of $1,080,226 for the three months in the same year ended March 31, 2022.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2023, the Company had a working capital deficit of $8,940,326 consisting of $321,306 in cash or cash equivalents, $663,527 in accounts receivable, $1,173,041 in inventory, $223,379 in other assets and $16,845 in deposits, offset by accounts payable of $3,999,419, accrued expenses of $1,621,117, equipment of $17,135, current portion of notes payable of $5,511,752 and $189,000 in other current liabilities.

For the three months period ended March 31, 2023, the Company used $33,026 of cash in operating activities, had $0 in cash for investing activities and provided $94,394 cash from financing activities, resulting in an increase in total cash of $61,368 and a cash balance of $321,306 for the period. For the three months period ended March 31, 2022, the Company used cash of $194,003 in operating activities, had $0 in cash for investing activities and provided cash of $388,885 from financing activities, resulting an increase in cash of $194,882 and a cash balance of $16,435 at the end of such period.

Total current assets as of March 31, 2023, was $2,398,097, while current liabilities were $11,338,424. The Company has incurred a net loss of $1,049,707 for the three months period ended March 31, 2023, largely due the increase in operating expenses, and increase in interest. During the three months period ended March 31, 2023, the Company had an accumulated deficit of $30,021,119. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of March 31, 2023		As of Dec 31, 2022
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	676,829	15,325,111	469,176	14,879,353

Notes Payable - Related	-	-
	$676,829	$15,325,111	$469,176	$14,879,353

Total Notes Payable for related and unrelated parties increased by $653,412 from the fiscal year ended December 31, 2022, from $15,348,529 to $16,001,941 in the three months period ended March 31, 2023.

As of March 31, 2023, total stockholders’ equity deficit increased to $20,898,604 from $19,848,897 as of December 31, 2022. Accumulated deficit increased from $28,971,411 in the fiscal year ended December 31, 2022, to $30,021,119 for the three months period ended March 31, 2023.

As of March 31, 2023, the Company had a cash balance of $321,306 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist on March 31, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended March 31, 2023, the Company issued 0 shares of its common stock for conversion of notes in transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

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

PACIFIC VENTURES GROUP, INC.

Date: June 21, 2023	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

