Form 10-Q
period 2023-06-30
Pacific Ventures Group, Inc.
filed 2023-09-25
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, there were 824,861,624 shares of the registrant’s common stock, $.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the six months	December 31,
	ended June 30, 2023	2022
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$(2,125)	$259,938
Accounts receivable	751,074	1,129,670
Inventory Asset	1,176,481	898,995
Other Current Asset	34,379	34,379
Right to Use Asset	171,000	267,000
Deposits	16,845	16,845
Total Current Assets	2,147,654	2,606,826
Fixed Assets
Fixed assets, net	$487,464	$591,638
Total Fixed Assets	487,464	591,638
Other Assets
Intangible Assets	$2,758,436	$2,864,508
Right to Use Asset	185,002	125,002
Rent & Utilities Deposit	5,520	5,520
	2,948,958	2,995,030
TOTAL ASSETS	$5,584,076	$6,193,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,804,194	$3,779,490
Accrued expenses	1,734,552	1,639,049
Lease Liability	171,000	267,000
Current portion, notes payable	4,745,135	5,339,639
Current portion, notes payable – related party	-	-
Current portion, leases payable	15,126	23,611
Total Current Liabilities	$11,470,007	$11,048,789

Long-Term Liabilities:
Notes payable	$15,791,972	$14,879,353
Notes payable – related party	-	-
Lease Liability	174,250	114,250
Total Long-Term Liabilities	15,966,222	14,993,603

Total Liabilities	$27,436,229	$26,042,392

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,000,000 Series E, issued and outstanding	$4,000	$4,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.001 par value, 900,000,000 shares authorized, and 804,861,624 issued and outstanding at June 30, 2023,	1,373,752	1,037,509
Additional paid in capital	7,951,703	8,080,996
Accumulated deficit	(31,181,617)	(28,971,411)

Total Stockholders’ Equity (Deficit)	$(21,852,152)	$(19,848,897)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,584,076	$6,193,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June 30		June 30
	2023	2022	2023	2022

Sales, net of discounts	$7,374,505	$10,533,673	$15,068,746	$20,918,818
Cost of Goods Sold	6,495,726	8,995,533	12,894,400	17,696,217
Gross Profit	878,779	1,538,140	2,174,346	3,222,601
Operating Expenses
Selling, general and administrative	1,091,431	1,724,815	2,291,085	3,237,368
Marketing and Advertising	13,195	24,868	30,891	53,705
Amortization and Depreciation expense	105,182	124,682	210,465	249,363
Professional fees	167,969	469,819	312,077	539,450
Officer Compensation	75,000	92,500	150,000	167,500
Operating Expenses/(Loss)	1,452,777	2,436,683	2,994,518	4,247,385
Income/ (Loss) from Operations	(573,998)	(898,543)	(820,172)	(1,024,785)
Other Non-Operating Income and Expenses
Interest expense	(741,782)	(1,427,412)	(1,559,126)	(2,406,038)
Net Income/(Loss) before Income Taxes	(1,315,780)	(2,325,955)	(2,379,298)	(3,430,822)
Provision for income taxes
Net Ordinary Income/(Loss)	(1,315,780)	(2,325,955)	(2,379,298)	(3,430,822)
Other Income / Expense
Other Income – Other	145,561	41,123	162,439	65,764
Net Income/(Loss)	$(1,170,219)	(2,284,832)	$(2,216,859)	(3,365,058)
Basic and Diluted Loss per Share – Common Stock	$(0.00145)	$(0.01026)	$(0.00275)	$(0.01512)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	804,861,624	222,610,721	804,861,624	222,610,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the six months ended
	June 30
	2023	2022

OPERATING ACTIVITIES
Net loss	$(2,216,858)	$(3,365,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	-
Depreciation & Amortization Expense	210,465	249,363

Changes in operating assets and liabilities
Accounts receivable	378,595	227,750
Inventory	(277,487)	(593,656)
Other Current Assets	-	(66,628)
Other Assets	-
Accounts payable	961,327	112,638
Accrued expenses	148,877	81,629
Other Current liabilities	1,516	7,001
Capitalized interest or penalty fees	1,074,417	914,279
Other Changes in Assets
Net Cash Provided by / (Used in) Operating Activities	280,853	(2,432,681)
INVESTING ACTIVITIES
Receivable – Related	-
Purchase of equipment, building & improvements & fixed assets	(219)
Goodwill and Intangible Assets	-
Net Cash Provided by / (Used In) Investing Activities	(219)	-

FINANCING ACTIVITIES
Proceeds from notes payable	678,233	3,375,413
Proceeds from notes payable – Related	-
Repayment of notes payable	(1,188,095)	(1,226,806)
Repayment of notes payable – Related	-
Proceeds from long-term loans	85,511	325,000
Repayment of long-term loans	(125,000)	(145,000)
Repayment of debt by Shares	(206,950)	(1,486,073)
Shares Issued for Debt	206,950	1,626,307
Shares Issued for Services	-	488,050
Shares Issued For Cash	-
Preferred Stocks Issued	-
Common Stock Issued In Exchange of Preferred shares	-
Prior period adjustment to retained earnings	6,653
Net Cash Provided by / (Used in) Financing Activities	(542,698)	2,956,892

NET INCREASE (DECREASE) IN CASH	(262,064)	524,211
CASH AT BEGINNING OF PERIOD	259,938	16,435

CASH AT END OF PERIOD	$(2,125)	$540,646

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest fees	$152,700	$103,001
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$206,950	$1,626,307

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions, or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of June 30, 2023, the Company has $ 0.0 in deferred revenue. As of December 31, 2022, the Company also had $ 0.0 deferred revenue.

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

Disputed Liabilities

The Company may from time to time be involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of June 30, 2023, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of June 30, 2023, the Company has a negative cash balance of $2,125 in cash and cash equivalents, compared to $259,938 on December 31, 2022.

Accounts Receivable

As of June 30, 2023, Accounts Receivable are stated at net realizable value of $751,074. This value includes an appropriate allowance for estimated uncollectible accounts. As of June 30, 2023, the Company wrote off $0 of bad debt expense. The Company wrote off $0 of bad debts during the three (3) months ended June 30, 2023, and thus has not set an allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods beef, pork, chicken, seafood, all other restaurant related goods, and the related packaging materials. As of June 30, 2023, the Company had total inventory assets of $1,176,481 consisting of all of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items. As of June 30, 2022, the Company has $1,986,870 in inventories.

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

Identifiable Intangible Assets

As of June 30, 2023, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet)	$141,000
Trade Name (Seaport Meat)	$449,000
Wholesale Customer Relationships (San Diego Farmers Outlet)	$266,000
Wholesale Customer Relationships (Seaport Meat)	$2,334,239

Total Identifiable Intangible Assets	$3,190,239

Goodwill

Total Goodwill	$370,234

Total Intangible Assets and Goodwill	$3,560,473

Total Accumulated Amortization	$(802,037)

Total Intangible Assets & Goodwill (net)	$2,758,436

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,216,858 for the six (6) months ended June 30, 2023, and has an accumulated deficit of $31,181,617 as of June 30, 2023.

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

4. INVENTORIES

As of June 30, 2023, the Company had inventory assets for a total of $1,176,481. The Company had inventory assets of $898,995 as of December 31, 2022.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment on June 30 2023, and December 31, 2022, consisted of:

	June 30, 2023	December 31, 2022
Computers	12,007	$11,788
Office Furniture	23,908	23,908
Building & Improvement	29,673	29,673
Forklift 1	4,533	4,533
Forklift 2	2,871	2,871
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Truck 2018 Hino 155 5647	30,181	30,181
Machinery & Equipment	1,109,811	1,109,811
Leasehold Improvements	66,932	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(1,323,037)	(932,054)

	$487,464	$878,229

Depreciation and Amortization expenses for the six (6) months ended June 30, 2023, was $210,465.23 compared to $249,363 for the same period of June 30, 2022.

6. ACCRUED EXPENSE

As of June 30, 2023, the Company had accrued expenses of $1,734,552 compared to $1,639,049 for the year-end December 31, 2022.

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

8. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of June 30, 2023:

	Note Amount	Issuance Date	Balance
Henry Mahgerefteh	$144,000	2/15/15	$111,180
Mr. Advance	132,434	6/1/23	132,434
1800 Diagonal Lending		7/12/17	181,799
Clear Think Capital	1,405,000	3 loans	1,227,600
LGH Investments	850,000	2 loans	454,800
Jefferson Capital	330,000	12/1/22	182,000
SBA Loan	309,900	4/1/20	300,000
Dicer	64,678	7/20/20	64,707
TCA Global fund	2,150,000	5/1/18	4,337,398
TCA Global fund 2	3,000,000	12/17/19	9,321,955
	$9,186,624		$16,387,884

Purchase Receivables

	Amount	Issuance Date	Balance
Cap Call	$1,000,000	3 loans-2020	$1,417,713
NewCo Capital Group	506,000	March 2023	287,300
Lends Park Corp	3,119,163	6/30/22	2,444,210
	$4,625,163		$4,149,223

On Feb 23, 2023, the Company entered into a financing arrangement with 1800 Diagonal Lending pursuant to which the Company borrowed a total principal of $258,449. As of June 30, 2023 the balance of the note is $181,799 .

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $4,337,398 as of June 30, 2023, which includes capitalized interests.

On December 17, 2019, Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $9,321,955 as of June 30, 2023, which includes capitalized interests.

On July 20, 2020, Seaport Group Enterprises LLC entered a note in the amount of $150,000.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $2,500.00. As of June 30, 2023, the note is current.

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

In March of 2023, Seaport Group Enterprises LLC entered into a revenue-based factoring agreement with NewCo and received an aggregate of $400,000 NewCo in exchange for $552,000 of future receipts to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make daily payments for 30 weeks.

In the first and second quarter 2021, the Company entered into a note agreement with ClearThink Capital Partners with a total amount of $1,405,000. In the first quarter of 2021, the Company entered into a note agreement of $325,000. The notes can be repaid in cash or converted common stock or a combination of both. Balance of all the notes is $1,227,600. As of June 30, 2023, the notes are current.

In the second quarter of 2021, the Company entered into note agreements with LGH Financial in the total amount of $454,800. The note can be repaid in cash or converted common stock or a combination of both. As of June 30, 2023, the note is current.

In December of 2022, the Company entered into a note agreement with Jefferson Street Capital in the amount of $330,000. The note can be repaid or convertible into common stock or a combination of both. As of June 30, 2023 the balance of the note is $182,000 and the note is current.

As of June 30, 2023, the Company had short-term notes payable of $595,912 and long-term notes payable of $15,791,972. The Company had purchase receivables of $4,149,223.

9. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 6,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of June 30, 2023, there were 4,000,000 shares of Series E Preferred Stock issued and outstanding. Additionally, Company has designated 10,000 shares of Series F Preferred Stock and 10,000 shares of the Series F Preferred Stock are issued and outstanding. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion.

From January 1, 2023, through June 30, 2023, the Company issued 336,242,982 shares of its common stock.

The Company is authorized to issue up to 900,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of June 30, 2023, and the same period in 2022, there were 804,861,624 and 222,610,721 shares of the Company’s common stock issued and outstanding, respectively.

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

Major Customer

The Company has one major customer that accounted for approximately 52% and $14,157,385of sales for the six months ended June 30, 2023. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 66% and $11,625,590 of cost of sales for the six months ended June 30, 2023. The Company expects to maintain this relationship with the vendor.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued, and there are no material subsequent events requiring disclosure except as set forth below.

Amendment of Certificate of Amendment

On August 25, 2023, the Company amended its Certificate of Incorporation to implement a 250-for-1 reverse split of the Company’s common stock. The Company intends to file an appropriate Corporate Action with FINRA, to obtain approval of such reverse split. The Company is unable to predict when FINRA approval will be obtained.

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

Basis of Presentation

The unaudited financial statements for the six months ended June 30, 2023 and 2022, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Inflation

During 2022, inflation became a significant negative factor in our operations and it continues to be a significant pressure on our ability to operate at a profit. Since Spring 2022, food costs have increased dramatically and our margins have been reduced. These inflationary pressures continue to impact our operations. However, given the current economic volatility, we are unable to predict with certainty how our operating results will be impacted by inflation during the remainder of 2023 and the first half of 2024.

Operating Metrics

Case growth—Case growth, by customer type (e.g., independent restaurants) is reported as of a point in time. Customers periodically are reclassified, based on changes in size or other characteristics, and when those changes occur, the respective customer’s historical volume follows its new classification.

Organic growth—Organic growth includes growth from operating business that has been reflected in our results of operations for at least 12 months.

Strategy

During the first six months of 2023, the Company’s strategy has been focused on:

●	incrementally increase sales and profitability of San Diego Farmers Outlet (SDFO) and Seaport Meat Company.
●	Reduce expenditures for San Diego Farmers Outlet by consolidating operations with Seaport Meat Company
●	acquisition of food production or distribution companies that are synergistic with SDFO and Seaport Meat Company.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Quarterly Report and in the notes to the Company’s consolidated financial statements included elsewhere herein, we have incurred operating losses, and as of June 30, 2023 and December 31, 2022, we have accumulated deficit of $31,181,617 and $28,971,411, respectively. At June 30, 2023, we had a negative cash position and a working capital deficiency of $9,322,354. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Six Months Ended June 30, 2023, as Compared to Six Months Ended June 30, 2022

Revenues — The Company recorded $15,068,746 sales revenue for the six months ended June 30, 2023, as compared to $20,918,818 for the same period of June 30, 2022. The Company had $1,176,481 inventory of saleable merchandise as of June 30, 2023, as compared to $898,995 for the same period ending June 30, 2022.

Operating Expenses — Total cash provided in operating expenses for the six months ended June 30, 2023, was $280,853 as compared to $2,432,681 of cash used in the same period in 2022.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the six months ended June 30, 2023, decreased to $2,291,085 from $3,237,368 in the same period in 2022, which was due to an decrease in various business expenses.

Marketing and Advertising Expenses – Marketing and advertising expenses for the six months ended June 30, 2023, was $30,891 compared to $53,705 on June 30, 2022.

Professional fees – Professional fees expense for the six months ended June 30, 2023, was $312,077, which includes accounting, legal fees and consulting services compared to $539,450 during the same period in 2022.

Depreciation and Amortization Expenses — Depreciation and Amortization expenses for the six months ended June 30, 2023, and the same period in 2022 were $210,465 and $249,363, respectively.

Salaries and Wages — Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the six months ended June 30, 2023, was $515,033 as compared to $1,488,112 for the prior same period in 2022.

Other Non-Operating Income and Expenses — For the six months period ended June 30, 2023, the Company recorded interest and penalty expenses in the amount of $1,559,126 for a non-operating loss in the same amount. In the six months ended June 30, 2022, the Company recorded other non-operating expenses of $2,406,038 in interest expense for a non-operating loss in the same amount.

Net Loss — Net loss for six months ended June 30, 2023, was $2,216,858, as compared to net loss of $3,365,058 for the six months in the same period ended June 30, 2022.

Financial Condition, Liquidity and Capital Resources

As of June 30, 2023, the Company had a working capital deficit of $9,322,354 consisting of $2,125 in cash or cash equivalents overdraft, $751,074 in accounts receivable, $1,176,481 in inventory, $205,379 in other assets and $16,845 in deposits, offset by accounts payable of $4,804,194, accrued expenses of $1,734,552, equipment of $15,126, current portion of notes payable of $4,745,135 and $171,000 in other current liabilities.

For the six months period ended June 30, 2023, the Company provided $280,853 of cash in operating activities, had used $219 in cash for investing activities and used $542,698 cash from financing activities, resulting in a decrease in total cash of $262,064 and a negative cash balance of $2,125 for the period. For the six months period ended June 30, 2022, the Company used cash of $2,432,681 in operating activities, had $0 in cash for investing activities and provided cash of $2,956,892 from financing activities, resulting an increase in cash of $524,211 and a cash balance of $540,646 at the end of such period.

Total current assets as of June 30, 2023, was $2,147,654, while current liabilities were $11,470,007. The Company has incurred a net loss of $2,216,858 for the six months period ended June 30, 2023, largely due the increase in operating expenses, and increase in interest. During the six months period ended June 30, 2023, the Company had an accumulated deficit of $31,181,617. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of June 30, 2023		As of Dec 31, 2022
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	595,912	15,791,972	469,176	14,879,353

Notes Payable - Related	-	-
	$595,912	$15,791,972	$469,176	$14,879,353

Total Notes Payable for related and unrelated parties increased by $1,039,355 from the fiscal year ended December 31, 2022, from $15,348,529 to $16,387,884 in the six months period ended June 30, 2023.

As of June 30, 2023, total stockholders’ equity deficit increased to $21,852,152 from $19,848,897 as of December 31, 2022. Accumulated deficit increased from $28,971,411 in the fiscal year ended December 31, 2022, to $31,181,617 for the six months period ended June 30, 2023.

As of June 30, 2023, the Company had a negative cash balance of $2,125 (i.e. cash is used to fund operations). The Company does not believe our current cash balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

There are no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist on June 30, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Seaport Group Enterprises, Inc. v. Mousa Rahib dba Canada Steak. In this case filed on May 26, 2022, in San Diego Superior Court (Case No. 37-2022-00020174-CL-BC-CTL), the Company seeks damages of $2,700 in connection with the defendant’s failure to pay invoices for products delivered. The Company has filed a Request for Entry of Default against the defendant, which pleading remains under consideration by the court. The Company was successful in obtaining an Judgement against the defendant and intends to collect in full.

TraDigital Marketing Group, Inc. -vs- Pacific Ventures Group, Inc. In this arbitration case filed on June 10, 2022. The arbitrator entered an award in favor of TraDigital Marketing in the amount of $54,864.40, which is to be paid by the Company over ten months. The Company is current in its payment obligations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the six months ended June 30, 2023, the Company issued 336,242,982 shares of its common stock for conversion of notes in transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

Amendment of Certificate of Amendment

On August 25, 2023, the Company amended its Certificate of Incorporation to implement a 250-for-1 reverse split of the Company’s common stock. The Company intends to file an appropriate Corporate Action with FINRA, to obtain approval of such reverse split. The Company is unable to predict when FINRA approval will be obtained.

ITEM 6. Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on August 14, 2015).

2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2017).

3.2	By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

3.3	Amendment No. 1 to the Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company filed on August 25, 2023.

10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.2	Distribution Agreement, dated March 16, 2015, between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.3	Distribution Agreement, dated June 5, 2015, between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.4	Exclusive Distribution Agreement, dated February 3, 2015, between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.5	Distribution Agreement, dated May 1, 2015, between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.7	Anti-Dilution Agreement, dated September 25, 2015, among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report Form on Form 8-K, as filed with the SEC on September 25, 2015).

10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.9	Trust Agreement, dated June 1, 2013 by and between Snobar Holding, Inc. and Azizollah Masjedi(Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.10	Form of Promissory Note by and between the Company and certain related parties (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).

10.11	SEAPORT amended APA (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.12	SEAPORT Asset Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.13	Exchange IB Obligations Membership Interests in Seaport (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.14	Pledge Irrevocable Proxy (TCA Royalty Foods I, LLC) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.15	Pledge Irrevocable Proxy (Seaport Group Enterprises LLC) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.16	Pledge and Escrow Agreement (Pacific - TCA) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.17	Pledge and Escrow Agreement (Pacific - Seaport) (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.18	Pacific Ventures Group - Security Agreement (Issuer) (Incorporated by reference to Exhibit 10 .7 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.19	Pacific Ventures Group - Security Agreement (Guarantors) (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.20	Pacific Ventures Group - Corporate Guaranty (Masjedi) (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.21	Pacific Ventures Group - Corporate Guaranty (Guarantors) (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.22	Debenture (Working Capital) TCA ICAV Pacific Venture Group (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.23	Debenture (Purchase Price) TCA ICAV Pacific Venture Group (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.24	Securities Purchase Agreement TCA special Situations Pacific Ventures (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: September 21, 2023	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

