Form 10-Q
period 2023-09-30
Pacific Ventures Group, Inc.
filed 2023-11-21
CIK 882800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 17, 2023, there were 906,521,624 shares of the registrant’s common stock, $.001 par value per share, issued and outstanding.

PACIFIC VENTURES GROUP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PACIFIC VENTURES GROUP, INC.

Consolidated Balance Sheets

	For the nine months	December 31,
	ended Sept 30, 2023	2022
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$151,555	$259,938
Accounts receivable	992,519	1,129,670
Inventory Asset	1,360,163	898,995
Other Current Asset	34,579	34,379
Right to Use Asset	153,000	267,000
Deposits	16,845	16,845
Total Current Assets	2,708,660	2,606,826
Fixed Assets
Fixed assets, net	$435,522	$591,638
Total Fixed Assets	435,522	591,638
Other Assets
Intangible Assets	$2,705,400	$2,864,508
Right to Use Asset	185,002	125,002
Rent & Utilities Deposit	4,720	5,520
	2,895,122	2,995,030
TOTAL ASSETS	$6,039,304	$6,193,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,285,315	$3,779,490
Accrued expenses	1,732,352	1,639,049
Lease Liability	153,000	267,000
Current portion, notes payable	4,167,463	5,339,639
Current portion, notes payable – related party	-	-
Current portion, leases payable	12,053	23,611
Total Current Liabilities	$11,350,182	$11,048,789

Long-Term Liabilities:
Notes payable	$16,308,060	$14,879,353
Notes payable – related party	-	-
Lease Liability	174,250	114,250
Total Long-Term Liabilities	16,482,310	14,993,603

Total Liabilities	$27,832,492	$26,042,392

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 4,000,000 Series E, issued and outstanding	$4,000	$4,000
10,000 Series F, issued and outstanding	10	10
Common stock, $0.001 par value, 5,000,000,000 shares authorized, and 824,861,624 issued and outstanding at September 30, 2023,	1,393,752	1,037,509
Additional paid in capital	7,942,903	8,080,996
Accumulated deficit	(31,133,851)	(28,971,411)

Total Stockholders’ Equity (Deficit)	$(21,793,187)	$(19,848,897)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,039,304	$6,193,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Operations

	For the three months ended		For the nine months ended
	Sept 30		Sept 30
	2023	2022	2023	2022

Sales, net of discounts	$7,497,139	$9,918,873	$22,565,760	$30,837,691
Cost of Goods Sold	6,574,517	8,747,961	19,468,917	26,504,179
Gross Profit	922,621	1,170,912	3,096,842	4,333,512
Operating Expenses
Selling, general and administrative	887,621	1,629,870	3,178,706	4,867,302
Marketing and Advertising	32,888	14,735	63,779	80,667
Amortization and Depreciation expense	104,978	124,682	315,443	374,045
Professional fees	262,881	145,351	574,958	684,801
Officer Compensation	75,000	75,000	225,000	242,500
Operating Expenses/(Loss)	1,363,368	1,989,638	4,357,886	6,249,315
Income/ (Loss) from Operations	(440,747)	(818,727)	(1,261,043)	(1,915,803)
Other Non-Operating Income and Expenses
Interest expense	(688,269)	(952,049)	(2,247,395)	(3,358,087)
Net Income/(Loss) before Income Taxes	(1,129,016)	(1,770,776)	(3,508,438)	(5,273,889)
Provision for income taxes
Net Ordinary Income/(Loss)	(1,129,016)	(1,770,776)	(3,508,438)	(5,273,889)
Other Income / Expense
Other Income – Other	1,176,907	158,166	1,339,346	236,221
Net Income/(Loss)	$47,891	(1,612,610)	$(2,169,092)	(5,037,668)
Basic and Diluted Loss per Share – Common Stock	$0.00006	$(0.00487)	$(0.00263)	$(0.01522)

Weighted Average Number of Shares Outstanding:
Basic and Diluted Class A Common Stock	824,861,624	330,951,025	824,861,624	330,951,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

PACIFIC VENTURES GROUP, INC.

Consolidated Statements of Cash Flows

	For the nine months ended
	Sept 30
	2023	2022

OPERATING ACTIVITIES
Net loss	$(2,169,092)	$(5,037,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services
Depreciation & Amortization Expense	309,331	374,045

Changes in operating assets and liabilities
Accounts receivable	137,151	309,896
Inventory	(461,169)	(21,056)
Other Current Assets	800	(111)
Other Assets	-
Accounts payable	1,419,677	395,604
Accrued expenses	166,096	163,395
Other Current liabilities	1,797	6,896
Capitalized interest or penalty fees	1,654,562	1,434,110
Other Changes in Assets
Net Cash Provided by / (Used in) Operating Activities	1,059,152	(2,374,889)
INVESTING ACTIVITIES
Receivable – Related	(200)
Purchase of equipment, building & improvements & fixed assets	5,893	(70)
Goodwill and Intangible Assets
Net Cash Provided by / (Used In) Investing Activities	5,693	(70)

FINANCING ACTIVITIES
Proceeds from notes payable	487,656	3,489,263
Proceeds from notes payable – Related		-
Repayment of notes payable	(1,589,775)	(1,227,654)
Repayment of notes payable – Related		-
Proceeds from long-term loans	48,045	325,000
Repayment of long-term loans	(125,806)	(207,500)
Repayment of debt by Shares	(218,150)	(1,772,353)
Shares Issued for Debt	218,150	1,912,587
Shares Issued for Services		529,336
Shares Issued For Cash
Preferred Stocks Issued
Common Stock Issued In Exchange of Preferred shares
Prior period adjustment to retained earnings	6,653
Net Cash Provided by / (Used in) Financing Activities	(1,173,227)	3,048,680

NET INCREASE (DECREASE) IN CASH	(108,382)	673,720
CASH AT BEGINNING OF PERIOD	259,938	16,435

CASH AT END OF PERIOD	$151,555	$690,155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest fees	$152,700	$103,001
NON CASH FINANCING ACTIVITIES:
Issuance of shares for debt conversion	$218,150	$1,626,307

The accompanying notes are an integral part of these consolidated financial statements.

Pacific Ventures Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

We supply approximately 300 customer locations in the Southwest. These customer locations include independently owned single and multi-unit restaurants, regional restaurant chains, hospitals, nursing homes, hotels and motels, country clubs, government and military organizations, colleges, and universities. We provide more than 1,500 fresh, frozen, and dry food stock-keeping units, or SKUs, as well as non-food items, sourced from multiple suppliers. Our sales associates manage customer relationships at local and regional levels. Our distribution facilities and fleet of approximately 15 trucks allow us to operate efficiently and provide high levels of customer service.

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

The Best Foods Portion of our strategy features more than 500 products that are sustainably sourced or contribute to waste reduction. Our private brand portfolio is guided by a spirit of innovation and a commitment to delivering superior quality products and value to customers. While we offer products under a spectrum of private brands, and at different price points, all are designed to deliver quality, performance, and value to our customers.

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

Unearned Revenue

Certain amounts are received pursuant to agreements or contracts and may only be used in the conduct of specified transactions, or the related services are yet to be performed. These amounts are recorded as unearned or deferred revenue and are recognized as revenue in the year/period the related expenses are incurred, or services are performed. As of September 30, 2023, the Company has $ 0.0 in deferred revenue. As of December 31, 2022, the Company also had $ 0.0 deferred revenue.

Leases

ASC 842, Leases, was required to be adopted for all financial years beginning after December 15, 2018, and requires long term leases (longer than 12 month) to be capitalized with a corresponding liability for the term of the lease and expensed over that term. Currently the Company has 1 long-term lease Seaport Meat Company.

Shipping and Handling Costs

The Company’s shipping costs are all recorded as operating expenses for all periods presented.

Disputed Liabilities

The Company may from time to time be involved in a variety of disputes, claims, and proceedings concerning its business operations and certain liabilities. We determine whether an estimated loss from a contingency should be accrued by assessing whether a loss is deemed probable and can be reasonably estimated. We assess our potential liability by analyzing our litigation and regulatory matters using available information. We develop our views on estimated losses in consultation with outside counsel handling our defense in these matters, which involves an analysis of potential results, assuming a combination of litigation and settlement strategies. Should developments in any of these matters cause a change in our determination as to an unfavorable outcome and result in the need to recognize a material accrual or should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such change in determination, judgment or settlement occurs. As of September 30, 2023, the Company has $0 in disputed liabilities on its balance sheet.

Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents. As of September 30, 2023, the Company has a cash balance of $151,555 in cash and cash equivalents, compared to $259,938 on December 31, 2022.

Accounts Receivable

As of September 30, 2023, Accounts Receivable are stated at net realizable value of $992,519. This value includes an appropriate allowance for estimated uncollectible accounts. As of September 30, 2023, the Company wrote off $0 of bad debt expense. The Company wrote off $ 0 bad debts during the three (3) months ended September 30, 2023, and Seaport has set an allowance for doubtful accounts of $86,914.

Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and unusable inventories are recorded. Inventory consists of finished goods beef, pork, chicken, seafood, all other restaurant related goods, and the related packaging materials. As of September 30, 2023, the Company had total inventory assets of $1,360,163 consisting of all of Seaport Meat Company’s inventory assets of fresh and frozen proteins and seafood and all other restaurants supply items.

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

Identifiable Intangible Assets

As of September 30, 2023, the Company’s Identifiable Intangible Assets are as follows:

Intangible Assets

Identifiable Intangible Assets

Trade Name (San Diego Farmers Outlet)	$141,000
Trade Name (Seaport Meat)	$449,000
Wholesale Customer Relationships (San Diego Farmers Outlet)	$266,000
Wholesale Customer Relationships (Seaport Meat)	$2,334,239

Total Identifiable Intangible Assets	$3,190,239

Goodwill

Total Goodwill	$370,234

Total Intangible Assets and Goodwill	$3,560,473

Total Accumulated Amortization	$(855,073)

Total Intangible Assets & Goodwill (net)	$2,705,400

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

Recent Accounting Pronouncements

In September 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed because of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

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

In September 2014, FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application is permitted with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). Our company adopted this pronouncement.

In September 2014, FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.

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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $2,169,092 for the nine (9) months ended September 30, 2023, and has an accumulated deficit of $31,133,851 as of September 30, 2023.

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

4. INVENTORIES

As of September 30, 2023, the Company had inventory assets for a total of $1,360,163. The Company had inventory assets of $898,995 as of December 31, 2022.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment on September 30, 2023, and December 31, 2022, consisted of:

	September 30, 2023	December 31, 2022
Computers	5,895	$11,788
Office Furniture	23,908	23,908
Building & Improvement	29,673	29,673
Forklift 1	4,533	4,533
Forklift 2	2,871	2,871
Truck 2019 Hino 155 3710	24,865	24,865
Truck 2019 Hino 155 7445	34,213	34,213
Truck 2018 Hino 155 5647	30,181	30,181
Machinery & Equipment	1,109,811	1,109,811
Leasehold Improvements	66,932	66,932
Office Equipment	62,400	62,400
Vehicles	409,108	409,108
Accumulated Depreciation	(1,368,867)	(932,054)

	$435,522	$878,229

Depreciation and Amortization expenses for the nine (9) months ended September 30, 2023, was $315,443 compared to $374,045 for the same period of September 30, 2022.

6. ACCRUED EXPENSE

As of September 30, 2023, the Company had accrued expenses of $1,732,352 compared to $1,639,049 for the year-end December 31, 2022.

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

8. NOTES PAYABLE

The following table presents a summary of the Company’s promissory notes issued to unrelated third parties as of September 30, 2023:

	Note Amount	Issuance Date	Balance
Henry Mahgerefteh	$144,000	2/15/15	$110,834
Mr. Advance	132,434	6/1/23	22,557
1800 Diagonal Lending		7/12/17	104,250
Clear Think Capital	1,405,000	3 loans	1,227,600
LGH Investments	850,000	2 loans	443,600
Jefferson Capital	330,000	12/1/22	182,000
SBA Loan	309,900	4/1/20	299,194
EIN Cap Inc	48,045	7/2023	48,045
Dicer	64,678	7/20/20	54,277
TCA Global fund	2,150,000	5/1/18	4,520,229
TCA Global fund 2	3,000,000	12/17/19	9,715,045
	$8,797,169		$16,727,700

Purchase Receivables

	Amount	Issuance Date	Balance
Cap Call	$1,000,000	3 loans-2020	$1,334,013
NewCo Capital Group	506,000	March 2023	206,600
Lends Park Corp	3,119,163	6/30/22	2,218,710
	$4,625,163		$3,759,323

On Feb 23, 2023, the Company entered into a financing arrangement with 1800 Diagonal Lending pursuant to which the Company borrowed a total principal of $258,449. As of September 30, 2023 the balance of the note is $104,250.

On May 1, 2018, Pacific Ventures Group entered into a secured promissory note with TCA Global Master Fund. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate on the note is 16%. The outstanding balance of the notes with TCA Global Fund for San Diego Farmers Outlet is $4,520,299 as of September 30, 2023, which includes capitalized interests.

On December 17, 2019, Pacific Ventures Group entered into a secured promissory note with TCA Special Situations Credit Strategies ICAV. The note was secured by interests in tangible and intangible property of Pacific Ventures Group. The effective interest rate is 16%. The outstanding balance of the notes for Seaport Meat is $9,715,045 as of September 30, 2023, which includes capitalized interests.

On July 20, 2020, Seaport Group Enterprises LLC entered a note in the amount of $150,000.00 for a new piece of machinery in order to upgrade the processing line. The note is payable monthly in installment payments of $2,500.00. As of September 30, 2023, the note is current.

In September 2020, Seaport Group Enterprises LLC entered into a revenue-based factoring agreement with Cap Call and received an aggregate of $1,000,000 CAP Call in exchange for $1,300,000.00 of future receipts relating to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make weekly payments for 40 weeks.

In September of 2022, Seaport Group Enterprises LLC entered into a revenue-based factoring agreement with Lendspark Capital and received an aggregate of $ 2,637,600.00 Lendspark in exchange for 3,250,000.00 of future receipts to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make daily payments for 46 weeks.

In September of 2023, Seaport Group Enterprises LLC entered into a settlement agreement on an original revenue-based factoring agreement with NewCo in the amount of $271,895. NewCo amended their original agreement and lowered payments in exchange for future receipts to monies collected from customers or other third-party payors. Under the terms of the agreement, the Company is required to make daily payments for 1 year.

In the first and second quarter 2021, the Company entered into a note agreement with ClearThink Capital Partners with a total amount of $1,405,000. In the first quarter of 2021, the Company entered into a note agreement of $325,000. The notes can be repaid in cash or converted common stock or a combination of both. Balance of all the notes is $1,227,600. As of September 30, 2023, the notes are current.

In the second quarter of 2021, the Company entered into note agreements with LGH Financial in the total amount of $443,600. The note can be repaid in cash or converted common stock or a combination of both. As of September 30, 2023, the note is current.

In December of 2022, the Company entered into a note agreement with Jefferson Street Capital in the amount of $330,000. The note can be repaid or convertible into common stock or a combination of both. As of September 30, 2023, the balance of the note is $182,000 and the note is current.

As of September 30, 2023, the Company had short-term notes payable of $408,140 and long-term notes payable of $16,308,060. The Company had purchase receivables of $3,759,323.

9. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of its preferred stock, $0.001 par value per share. The Company designated 4,000,000 shares of preferred stock as Series E Preferred Stock (the “Series E Preferred Stock”). Under the rights, preferences, and privileges of the Series E Preferred Stock, for every share of Series E Preferred Stock held, the holder thereof has the voting rights equal to 10 shares of common stock. As of September 30, 2023, there were 4,000,000 shares of Series E Preferred Stock issued and outstanding. Additionally, Company has designated 10,000 shares of Series F Preferred Stock and 10,000 shares of the Series F Preferred Stock are issued and outstanding. Each share of Series F Preferred Stock is convertible into 0.1% of the issued and outstanding stock at the time of conversion.

From January 1, 2023, through September 30, 2023, the Company issued 356,242,982 shares of its common stock.

The Company is authorized to issue up to 5,000,000,000 shares of its common stock, $0.001 par value per share. Holders of common stock have one vote per share. As of September 30, 2023, and the same period in 2022, there were 824,861,624 and 330,951,025 shares of the Company’s common stock issued and outstanding, respectively.

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

The Company on December 1, 2019, entered into a lease agreement for a facility site for office space for Seaport Meat Company. The lease has a term of five years expiring on November 30, 2029.

Future minimum lease payments, as set forth in the lease, are below:

YEAR	AMOUNT
2023	$177,000
2024	$177,000
2025	$177,000
2026	$177,000
2027	$162,250

Concentration Risk

The Company is potentially subject to concentration risk in its sales revenue and from a major supplier of goods for sale.

Major Customer

The Company has one major customer that accounted for approximately 52% and $14,157,385 of sales for the nine months ended September 30, 2023. The Company expects to maintain this relationship with the customer.

Major Vendor

The Company has one major vendor that accounted for approximately 66% and $11,625,590 of cost of sales for the nine months ended September 30, 2023. The Company expects to maintain this relationship with the vendor.

11. SETTLEMENT AGREMENT

On September 6, 2023, the Company entered into a settlement agreement and stipulation (“Settlement Agreement”) with Trillium Partners, LP (“Trillium”) in connection with the settlement of $6,033,474.16 of bona fide obligations the Company owed to certain of its creditors. The Settlement Agreement was subject to a fairness hearing and, following such fairness hearing, on October 10, 2023, the Superior Court of the State of California, County of Los Angeles, Central District (the “Court”), entered an order approving the Settlement Agreement.

If the Settlement Agreement is satisfied in full, the Company shall reduce the Company’s debt obligations in the aggregate amount of $6,033,474.16, in exchange for the issuance of shares of Company’s common stock (the “Settlement Shares”) pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended, in multiple tranches. It is estimated that the Company will, pursuant to the terms of the Settlement Agreement, issue to Trillium approximately $9,282,267.93 of Settlement Shares, if the Settlement Agreement is satisfied in full, which represents a 35% discount to the market price of the Company’s common stock. At no time may Trillium beneficially own more than 9.99% of the Company’s outstanding common stock.

12. AMENDMENT OF CERTIFICATE OF INCORPORATION

On August 25, 2023, the Company amended its Certificate of Incorporation to implement a 250-for-1 reverse split of the Company’s common stock. The Company has filed an appropriate Corporate Action with FINRA, to obtain approval of such reverse split. The Company is unable to predict when FINRA approval will be obtained.

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the financial statements were available to be issued, and there are no material subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) which are not historical in nature are “forward-looking statements” within the meaning of the federal securities laws. These statements often include words such as “believe,” “expect,” “project,” “anticipate,” “intend,” “plan,” “outlook,” “estimate,” “target,” “seek,” “will,” “may,” “would,” “should,” “could,” “forecast,” “mission,” “strive,” “more,” “goal,” or similar expressions and are based upon various assumptions and our experience in the industry, as well as historical trends, current conditions, and expected future developments. However, you should understand that these statements are not guarantees of performance or results, and there are several risks, uncertainties and other important factors that could cause our actual results to differ materially from those expressed in the forward-looking statements, including, among others:

●	any declines in the consumption of food prepared away from home;
●	the extent and duration of the negative impact of the COVID-19 pandemic on us;
●	cost inflation/deflation and commodity volatility;
●	competition;
●	reliance on third-party suppliers and interruption of product supply or increases in product costs;
●	changes in our relationships with customers and group purchasing organizations;
●	our ability to increase or maintain the highest margin portions of our business;
●	effective integration of acquired businesses;
●	achievement of expected benefits from cost savings initiatives;
●	increases in fuel costs;
●	economic factors affecting consumer confidence and discretionary spending;
●	changes in consumer eating habits;
●	reputation in the industry;
●	labor relations and costs and continued access to qualified and diverse labor;
●	cost and pricing structures;
●	changes in tax laws and regulations and resolution of tax disputes;
●	environmental, health and safety and other government regulation, including actions taken by national, state and local governments to contain the COVID-19 pandemic, such as travel restrictions or bans, social distancing requirements, and required closures of non-essential businesses;
●	product recalls and product liability claims;
●	adverse judgments or settlements resulting from litigation;
●	disruption of existing technologies and implementation of new technologies;
●	cybersecurity incidents and other technology disruptions;
●	management of retirement benefits and pension obligations;
●	extreme weather conditions, natural disasters, and other catastrophic events, including pandemics and the rapid spread of contagious illnesses;
●	risks associated with intellectual property, including potential infringement;
indebtedness and restrictions under agreements governing indebtedness; and
●	interest rate increases.

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

Basis of Presentation

The unaudited financial statements for the nine months ended September 30, 2023, and 2022, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

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

Inflation

During 2022, inflation became a significant negative factor in our operations, and it continues to be a significant pressure on our ability to operate at a profit. Since Spring 2022, food costs have increased dramatically, and our margins have been reduced. These inflationary pressures continue to impact our operations. However, given the current economic volatility, we are unable to predict with certainty how our operating results will be impacted by inflation during the remainder of 2023 and the first half of 2024.

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

During the first nine months of 2023, the Company’s strategy has been focused on:

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As discussed in this Quarterly Report and in the notes to the Company’s consolidated financial statements included elsewhere herein, we have incurred operating losses, and as of September 30, 2023, and December 31, 2022, we have accumulated deficit of $31,133,851 and $28,971,411, respectively. As of September 30, 2023, we had a positive cash position and a working capital deficiency of $8,641,552. These factors raise substantial doubt about our ability to continue as a going concern.

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

Plan of Operation for the Next Twelve Months

Our plan is to achieve meaningful sales revenue from the sale of the SDFO and Seaport Meat Company products to meet our operating needs. It is also unlikely that we will be able to satisfy all of our obligations to pay interest and repay principal due and payable within the next 12 months under the various forms of our outstanding debt. Although we have been able to extend the maturity dates as well as repayment terms of a substantial amount of such debt, there is no assurance that we will be able to further extend such repayments or maturity dates to avoid a default, as such further extension depends on the consent of the holders of such debt. If we are unable to make such payments and repayments and unable to extend and delay required payments or maturities of such debt, the holders of such debt will have the right to take legal action seeking enforcement of the debt. If any legal action is taken against us, we would face the risk of having to deplete our limited cash resources to defend against such suit or face the entry of a default judgment. In either event, such action would have grave impact on our operations. Our ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing to satisfy our working capital and other cash requirements.

Results of Operations

Nine Months Ended September 30, 2023, as Compared to Nine Months Ended September 30, 2022

Revenues — The Company recorded $22,565,760 sales revenue for the nine months ended September 30, 2023, as compared to $30,837,691 for the same period of September 30, 2022. The Company had $1,360,163 inventory of saleable merchandise as of September 30, 2023, as compared to $1,414,271 for the same period ending September 30, 2022.

Operating Expenses — Total cash provided in operating expenses for the nine months ended September 30, 2023, was $1,059,152 as compared to $2,374,889 of cash used in the same period in 2022.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the nine months ended September 30, 2023, decreased to $3,178,706 from $4,867,302 in the same period in 2022, which was due to an decrease in various business expenses.

Marketing and Advertising Expenses – Marketing and advertising expenses for the nine months ended September 30, 2023, was $63,779 compared to $80,667 on September 30, 2022.

Professional fees – Professional fees expense for the nine months ended September 30, 2023, was $574,958, which includes accounting, legal fees and consulting services compared to $684,801 during the same period in 2022.

Depreciation and Amortization Expenses — Depreciation and Amortization expenses for the nine months ended September 30, 2023, and the same period in 2022 were $315,443 and $374,045, respectively.

Salaries and Wages — Salaries and wages expense, in the form of payroll expenses, which is included under selling & general expenses for the nine months ended September 30, 2023, was $1,596,420 as compared to $2,315,935 for the prior same period in 2022.

Other Non-Operating Income and Expenses — For the nine months period ended September 30, 2023, the Company recorded interest and penalty expenses in the amount of $2,247,395 for a non-operating loss in the same amount. In the nine months ended September 30, 2022, the Company recorded other non-operating expenses of $3,358,087 in interest expense for a non-operating loss in the same amount.

Net Loss — Net loss for nine months ended September 30, 2023, was $2,169,092, as compared to net loss of $5,037,668 for the nine months in the same period ended September 30, 2022.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2023, the Company had a working capital deficit of $8,641,552 consisting of $151,555 in cash or cash equivalents overdraft, $992,519 in accounts receivable, $1,360,163 in inventory, $187,579 in other assets and $16,845 in deposits, offset by accounts payable of $5,285,315, accrued expenses of $1,732,352, equipment of $12,053, current portion of notes payable of $4,167,463 and $153,000 in other current liabilities.

For the nine months period ended September 30, 2023, the Company provided $1,059,152 of cash in operating activities, had provided $5,693 in cash for investing activities and used $1,173,227 cash from financing activities, resulting in a decrease in total cash of $108,382, and a cash balance of $151,555 for the period. For the nine months period ended September 30, 2022, the Company used cash of $2,374,889 in operating activities, had used $70 in cash for investing activities and provided cash of $3,048,680 from financing activities, resulting an increase in cash of $673,720 and a cash balance of $690,155 at the end of such period.

Total current assets as of September 30, 2023, was $2,708,660, while current liabilities were $11,350,182. The Company has incurred a net loss of $2,169,092 for the nine months period ended September 30, 2023, largely due the increase in operating expenses, and increase in interest. During the nine months period ended September 30, 2023, the Company had an accumulated deficit of $31,133,851. These factors raise substantial doubt about our ability to continue as a going concern.

Changes in the composition of our Notes Payable and Notes Payable-Related Parties are presented in the table below:

	As of September 30, 2023		As of Dec 31, 2022
	$ Current	$ Long-Term	$ Current	$ Long Term
Notes Payable	408,140	16,308,060	469,176	14,879,353

Notes Payable – Related	-	-
	$408,140	$16,308,060	$469,176	$14,879,353

Total Notes Payable for related and unrelated parties increased by $1,367,671 from the fiscal year ended December 31, 2022, from $15,348,529 to $16,716,200 in the nine months period ended September 30, 2023.

As of September 30, 2023, total stockholders’ equity deficit increased to $21,793,187 from $19,848,897 as of December 31, 2022. Accumulated deficit increased from $28,971,411 in the fiscal year ended December 31, 2022, to $31,133,851 for the nine months period ended September 30, 2023.

As of September 30, 2023, the Company had a cash balance of $151,555 (i.e. cash is used to fund operations). The Company does not believe our current balances will be sufficient to allow us to fund our operating plan for the next twelve months. Our ability to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

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

Settlement Agreement

On September 6, 2023, the Company entered into a settlement agreement and stipulation (“Settlement Agreement”) with Trillium Partners, LP (“Trillium”) in connection with the settlement of $6,033,474.16 of bona fide obligations the Company owed to certain of its creditors. The Settlement Agreement was subject to a fairness hearing and, following such fairness hearing, on October 10, 2023, the Superior Court of the State of California, County of Los Angeles, Central District (the “Court”), entered an order approving the Settlement Agreement.

If the Settlement Agreement is satisfied in full, the Company shall reduce the Company’s debt obligations in the aggregate amount of $6,033,474.16, in exchange for the issuance of shares of Company’s common stock (the “Settlement Shares”) pursuant to the provisions of Section 3(a)(10) of the Securities Act of 1933, as amended, in multiple tranches. It is estimated that the Company will, pursuant to the terms of the Settlement Agreement, issue to Trillium approximately $9,282,267.93 of Settlement Shares, if the Settlement Agreement is satisfied in full, which represents a 35% discount to the market price of the Company’s common stock. At no time may Trillium beneficially own more than 9.99% of the Company’s outstanding common stock.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13a-15(b), we have carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our management, and the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer and Interim Chief Financial Officer has concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses described below, in order to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure (see below for further discussion).We had neither the resources, nor the personnel, to provide an adequate control environment.

Due to our limited resources, the following material weaknesses in our internal control over financial reporting continued to exist on September 30, 2023:

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rule 13a- 15(f) under the Exchange Act) that occurred as of September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TraDigital Marketing Group, Inc. -vs- Pacific Ventures Group, Inc. In this arbitration case filed on September 10, 2022. The arbitrator entered an award in favor of TraDigital Marketing in the amount of $54,864.40, which is to be paid by the Company over ten months. The Company is current in its payment obligations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2023, the Company issued 356,242,982 shares of its common stock for conversion of notes in transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information.

Amendment of Certificate of Amendment

None.

ITEM 6. Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement, dated August 14, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on August 14, 2015).

2.2	Amendment No. 1 to Share Exchange Agreement, dated August 21, 2015, by and among the Company, Snöbar Holdings, Inc., and certain shareholders of Snöbar Holdings, Inc. (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 16, 2017).

3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017.

3.3	Amendment No. 1. To the the Bylaws of the Company (Incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1/A, as filed with the SEC on June 14, 2017.

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company filed on August 25, 2023.

10.1	Co-Packaging Letter Agreement dated April 24, 2013, by and between International Production Impex Corporation and Brothers International Desserts, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.2	Distribution Agreement, dated March 16, 2015, between International Production Impex Corporation and Spectrum Entertainment & Events LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.3	Distribution Agreement, dated September 5, 2015, between International Production Impex Corporation and Eddie Holman (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.4	Exclusive Distribution Agreement, dated February 3, 2015, between International Production Impex Corporation and Yes Consolidated, LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.5	Distribution Agreement, dated May 1, 2015, between International Production Impex Corporation and Dejako Trading Company (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.6	Form of Lock-Up/Leak-Out Agreement between the Company and certain Snöbar Shareholders party thereto (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on September 25, 2015).

10.7	Anti-Dilution Agreement, dated September 25, 2015, among the Company and Brett Bertolami and Danzig Ltd. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report Form on Form 8-K, as filed with the SEC on September 25, 2015).

10.8	Piggyback Registration Rights Agreement, dated September 25, 2015, by and among the Company, Snöbar Shareholders and other persons thereto (Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.9	Trust Agreement, dated September 1, 2013 by and between Snobar Holding, Inc. and Azizollah Masjedi(Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, Amendment No. 1, as filed with the SEC on October 16, 2017).

10.10	Form of Promissory Note by and between the Company and certain related parties (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2017).

10.11	SEAPORT amended APA (Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.12	SEAPORT Asset Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.13	Exchange IB Obligations Membership Interests in Seaport (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.14	Pledge Irrevocable Proxy (TCA Royalty Foods I, LLC) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.15	Pledge Irrevocable Proxy (Seaport Group Enterprises LLC) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.16	Pledge and Escrow Agreement (Pacific - TCA) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.17	Pledge and Escrow Agreement (Pacific - Seaport) (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.18	Pacific Ventures Group - Security Agreement (Issuer) (Incorporated by reference to Exhibit 10 .7 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.19	Pacific Ventures Group - Security Agreement (Guarantors) (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.20	Pacific Ventures Group - Corporate Guaranty (Masjedi) (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.21	Pacific Ventures Group - Corporate Guaranty (Guarantors) (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.22	Debenture (Working Capital) TCA ICAV Pacific Venture Group (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.23	Debenture (Purchase Price) TCA ICAV Pacific Venture Group (Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

10.24	Securities Purchase Agreement TCA special Situations Pacific Ventures (Incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC VENTURES GROUP, INC.

Date: November 20, 2023	By:	/s/ Shannon Masjedi
Shannon Masjedi
President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

